Form 10KSB40
period 1997-09-30
PROGRESSIVE BANCORP INC
filed 1998-01-13
CIK 1044610

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

    For the fiscal year ended September 30, 1997

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

    For the transition period from              to

    Commission file number 000-23571

                           PROGRESSIVE BANCORP, INC.
-------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

                  Delaware                                      36-4178818
---------------------------------------------      ----------------------------------
(State or other jurisdiction of incorporation      (I.R.S. Employer Identification No.)
              or organization)


    601-617 Court Street, Pekin, Illinois                          61554
----------------------------------------------             ---------------------
  (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (309) 347-5101
                                                           --------------
          Securities Registered Pursuant to Section 12(b) of the Act:
                                      None

          Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                   -------------------------------------------
                                (Title of class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
requirements for the past 90 days. YES [X] . NO       .

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. [X]

    The Registrant's revenues for the most recent fiscal year were $6.9 million. The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the last sales price at which such stock was sold on September 30, 1997 was $5,406,576. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

    As of December 12, 1997, there were issued and outstanding 168,172 shares of the Registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Parts II and IV of Form 10-KSB--Portions of the Annual Report to Stockholders for the fiscal year ended September 30, 1997.

    Part III of Form 10-KSB--Portions of the Proxy Statement for Annual Meeting of Stockholders.

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Progressive Bancorp, Inc. (the "Company" or the "Registrant") is a Delaware corporation which is the holding company for Pekin Savings Bank, an Illinois-chartered stock savings bank headquartered in Pekin, Illinois (the "Bank"). The Company was organized by the Bank in the fourth quarter of 1997 for the purpose of acquiring all of the capital stock of the Bank in connection with the reorganization of the Bank into the bank holding company structure. The only significant asset of the Company is the capital stock of the Bank, and the business of the Company currently consists solely of the business of the Bank. Since the Company was formed in the last calendar quarter of 1997 (subsequent to the end of the 1997 fiscal year), all financial information presented herein is the financial data for the Bank and its subsidiary on a consolidated basis.

    The Company's common stock is traded over-the-counter through the National Daily Quotation System "pink sheets" published by the National Quotation Bureau, Inc.

    The Bank was founded in 1882 and has been a member of the Federal Home Loan Bank ("FHLB") System since 1955. Its deposits are insured up to the regulatory maximum by the Savings Association Insurance Fund ("SAIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"). At September 30, 1997, the Bank had total assets of $85.6 million, total deposits of $69.1 million, and stockholders' equity of $7.3 million. The Bank had net income of $695,000 and $393,000 for the fiscal years ended September 30, 1997 and 1996, respectively.

    The Bank is, and intends to continue to be, a community-oriented financial institution committed to offering a variety of financial services to meet the needs of its local community. The Bank is engaged primarily in the business of attracting deposits from the general public and using such funds to originate mortgage loans for the purchase of single-family homes in Tazewell and Mason counties, Illinois. The Bank also invests in mortgage-backed securities, all of which are secured by one- to four-family residential mortgage loans and guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") and Government National Mortgage Association ("GNMA"). At September 30, 1997, one- to four-family loans and mortgage-backed securities secured by one- to four-family residential mortgage loans represented 68.4% of the Bank's total assets. The Bank also makes home equity loans secured by the borrower's principal residence and other types of consumer loans such as auto loans and home improvement loans. To a lesser extent, the Bank makes interim construction loans. Although the Bank has a small number of commercial real estate loans in its portfolio, such loans are not actively originated by the Bank and accounted for only 1.9% of the Bank's net loan portfolio at September 30, 1997. In addition to its lending activities and investments in mortgage-backed securities, the Bank invests in securities issued by the U.S. Government and its agencies.

    On September 29, 1992, the Bank completed its public offering for 164,487 shares of its common stock as part of the Bank's conversion (the "Conversion") from an Illinois chartered mutual savings and loan association to an Illinois chartered stock savings and loan association. The net proceeds from the Conversion amounted to over $1.3 million. The Bank converted from an Illinois-chartered stock savings and loan association to an Illinois-chartered stock savings bank in 1994.

    The Bank's and the Company's main office is located at 601-617 Court Street, Pekin, Illinois 61554. The telephone number at that address is (309) 347-5101.

MARKET AREA

    The Bank's primary market area is comprised of Tazewell and Mason counties, which the Bank serves through its main office in Pekin and one branch in Manito, Illinois. Tazewell and Mason counties are located along the Illinois River. Tazewell County is one of the three counties included in the Greater Peoria Metropolitan Statistical Area, which has a population of approximately 340,000. The combined population of Tazewell and Mason counties is approximately 139,000. The major employers of Tazewell and Mason county residents are engaged in heavy and light manufacturing, construction, agriculture and medical services. These employers include the main manufacturing facilities and headquarters of Caterpillar, Inc., located in northern Tazewell county and across the Illinois River in Peoria, respectively, and the manufacturing facilities of Diamond Star Motors, Inc. located east of Tazewell County in McLean County, Illinois. Other major employers include Airco, Midwest Grain Elevator, Pekin Energy Corporation, and Pekin Insurance.

BUSINESS STRATEGY

    The Bank's current business strategy is to continue to operate as a well-capitalized, profitable and independent community financial institution dedicated to home ownership and to providing quality service to its customers. The Bank intends to implement this strategy by: (1) providing quality customer service by closely monitoring the needs of its customers; (2) emphasizing the origination of residential mortgage loans and consumer loans and by offering other personal services; (3) reducing interest rate risk exposure by better matching asset and liability maturities and rates; (4) controlling operating costs; (5) improving asset quality; and (6) maintaining capital in excess of regulatory requirements while controlling growth.

LENDING ACTIVITIES

    GENERAL. The Bank's loan portfolio consists primarily of conventional mortgage loans secured by one- to four-family residences. At September 30, 1997, the Bank's gross loan portfolio totalled $58.5 million, of which $46.8 million, or 80.0% consisted of one-to four-family residential mortgage loans. The remainder of the Bank's loan portfolio at such date consisted of consumer loans (17.4%) and apartment real estate loans and non-residential real estate loans (2.6%). Historically, the principal lending activity of the Bank has been the origination of mortgage loans for the purpose of financing or refinancing one- to four-family residential properties in the Bank's primary market area. Recently, the Bank's lending activities have been directed to one- to four-family residential loan originations and consumer loans. Overall, retained loan originations had declined since 1988 because the Bank sought to improve its capital ratios by limiting growth and to increase its investments in mortgage-backed securities and other U.S. Government and federal agency securities that have shorter average maturities and a lower risk weighting than residential mortgage loans for regulatory capital purposes. As a result of the capital raised in the Conversion, however, the Bank has increased the amount of loans that it retains in its loan portfolio.

    The Bank began selling real estate "on contract" in 1984 as a way to accelerate the disposition of real estate owned ("REO"). Under this program, the Bank makes installment sales of REO to purchasers but retains title to the REO. Under the installment contract, the purchaser makes payments over a period of up to 30 years. While most of the real estate contracts have 30-year terms, the Bank is currently selling its REO pursuant to contracts providing for shorter terms. After the sales, expenses related to holding such REO such as taxes, utilities and insurance are assumed by the purchaser. Until 1989, real estate sold on contract was 100% financed by the Bank. Since 1989, the Bank generally has required a 10% downpayment. In selling real estate "on contract", the Bank uses underwriting standards similar to those used in originating residential real estate mortgages. Interest rates on real estate sold on contract generally are below current market rates for a period of three years, before adjusting to a market rate for the remaining term of the contract. In recent years, the initial rate has ranged from 8-8 1/2% before being adjusted to 10 1/2%. As of September 30, 1997, the Bank had $3.0 million of real estate sold on contract. During the year ended September 30, 1997, the average interest rate paid on those contracts was 9.04%. Over 97% of these related to single family residences. As of September 30, 1997, there was no real estate sold on contract delinquent more than 90 days.

    Since the early 1980s, the Bank has worked to make its interest-earning assets more interest rate sensitive by originating ARM loans, second mortgage loans and home equity and other consumer loans. However, the ability of the Bank to originate ARM loans is substantially affected by market interest rates and consumer preference for fixed-rate loans in a declining or relatively low interest rate environment. During the second quarter of fiscal 1996, the Bank began offering 5 and 7 year term balloon mortgage loans. $3.8 million of these term balloon loans were originated during the year ended September 30, 1997. At September 30, 1997 approximately $1.2 million or 2.1% of the Bank's net loan portfolio consisted of loans with variable interest rates and five and seven year balloons.

    The Bank continues to actively originate fixed-rate mortgage loans, generally with 10-, 15- or 30-year terms to maturity secured by one- to four-family residential properties. One- to four-family fixed-rate loans of greater than 15-year maturities are generally originated with the expectation that they will be sold in the secondary mortgage market. The Bank retains servicing on its sold mortgage loans and realizes monthly service fee income.

    The Bank also originates interim construction loans on one- to four-family residential properties, commercial real estate loans and consumer loans for a variety of purposes, including home equity loans, home improvement loans and automobile loans. Construction and commercial real estate lending activity has been significantly reduced in recent years. The Bank has no present plans to increase originations of such loans.

ANALYSIS OF LOAN PORTFOLIO

    Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan and type of security on the dates indicated.

                                                                                          AT SEPTEMBER 30,
                                                                             ------------------------------------------
                                                                                     1997                  1996
                                                                             --------------------  --------------------
                                                                               AMOUNT        %       AMOUNT        %
                                                                             ---------  ---------  ---------  ---------
                                                                                       (DOLLARS IN THOUSANDS)
Real estate loans:
  Loans on existing property...............................................  $  45,075       77.8% $  44,636       80.0%
  Participation investment loans purchased.................................        169         .3        195         .4
  Insured or guaranteed real estate loans..................................         --         --          8         --
  Real estate sold on contract (1).........................................      3,022        5.2      3,476        6.2
Consumer loans:
  Savings account loans....................................................        105         .2        149         .3
  Installment loans(2).....................................................     10,082       17.4      7,938       14.2
Less:
  Discounts and other......................................................        293         .5        406         .7
  Loan loss reserve........................................................        223         .4        218         .4
                                                                             ---------  ---------  ---------  ---------
    Total loans net........................................................  $  57,937      100.0% $  55,778      100.0%
                                                                             ---------  ---------  ---------  ---------
                                                                             ---------  ---------  ---------  ---------

------------------------

(1) In this type of financing the borrower does not have title to the property; rather, title remains with the institution.
(2) Includes home equity loans, second mortgage loans, and auto loans.

                                                                                          AT SEPTEMBER 30,
                                                                             ------------------------------------------
                                                                                     1997                  1996
                                                                             --------------------  --------------------
                                                                               AMOUNT        %       AMOUNT        %
                                                                             ---------  ---------  ---------  ---------
                                                                                       (DOLLARS IN THOUSANDS)
Type of Security:
Residential real estate:
  Single family............................................................  $  46,706       80.6% $  46,380       83.2%
  Two- to four-family......................................................         54         .1         81         .1
  Other dwelling units.....................................................        388         .7        694        1.2
Commercial real estate.....................................................      1,118        1.9      1,160        2.1
Savings accounts...........................................................        105         .2        149         .3
Automobiles................................................................      1,091        1.9        973        1.7
Other......................................................................      8,991       15.5      6,965       12.5
Less:
  Discounts and other......................................................        293         .5        406         .7
  Loan loss reserve........................................................        223         .4        218         .4
                                                                             ---------  ---------  ---------  ---------
    Total..................................................................  $  57,937      100.0% $  55,778      100.0%
                                                                             ---------  ---------  ---------  ---------
                                                                             ---------  ---------  ---------  ---------

LOAN MATURITY SCHEDULE

    The following table sets forth certain information at September 30, 1997, regarding the dollar amount of gross loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable and floating-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they mature, and fixed rate loans are included in the period in which the final contractual repayment is due.

                                            WITHIN       1-3        3-5       5-10       10-20       OVER
                                            1 YEAR      YEARS      YEARS      YEARS      YEARS     20 YEARS      TOTAL
                                           ---------  ---------  ---------  ---------  ---------  -----------  ---------
                                                                      (DOLLARS IN THOUSANDS)
Real Estate:
  Adjustable.............................  $   1,073  $     141  $      --  $       5  $      --   $      --   $   1,219
  Fixed..................................        246        823      4,731      9,516     21,989       9,742      47,047
Consumer.................................        998      1,521      1,633      4,683      1,352          --      10,187
                                           ---------  ---------  ---------  ---------  ---------  -----------  ---------
Total....................................  $   2,317  $   2,485  $   6,364  $  14,204  $  23,341   $   9,742   $  58,453
                                           ---------  ---------  ---------  ---------  ---------  -----------  ---------
                                           ---------  ---------  ---------  ---------  ---------  -----------  ---------

    Set forth below is a table showing the Bank's loan origination, purchase and sales activity for the periods indicated.

                                                            YEAR ENDED SEPTEMBER 30,
                                                            ------------------------
                                                               1997          1996
                                                            -----------  -----------
                                                                 (IN THOUSANDS)
Loans originated:
  Conventional real estate loans:
    Loans on existing property..............................  $  11,585  $  17,388
    Loans refinanced........................................      4,135      4,689
  Real estate sold on contract..............................         39         19
  Installment/Consumer loans................................      7,800      6,219
                                                              ---------  ---------
      Total loans originated................................  $  23,559  $  28,315
                                                              ---------  ---------
                                                              ---------  ---------
Loans purchased:
  Participation loans.......................................         --         --
                                                              ---------  ---------
      Total loans purchased.................................  $      --  $      --
                                                              ---------  ---------
                                                              ---------  ---------
Loans sold:
  Whole loans...............................................      5,775      6,620
                                                              ---------  ---------
      Total loans sold......................................  $   5,775  $   6,620
                                                              ---------  ---------
                                                              ---------  ---------

    RESIDENTIAL REAL ESTATE LOANS. The Bank's primary lending activity consists of the origination of one-to four-family, owner-occupied, residential mortgage loans secured by property located in the Bank's primary market area. The Bank currently offers residential mortgage loans for terms of from 5 to 30 years, and with adjustable or fixed interest rates. The interest rate as of September 30, 1997 on fixed 10, 15 and 30 year mortgage loans was 7.25%, 7.50% and 7.875%, respectively. The interest rate at September 30, 1997 on fixed 5 and 7 year term balloon mortgage loans was 7.50% and 7.75%, respectively. Origination of fixed-rate mortgage loans versus ARM loans is monitored on an ongoing basis and is affected significantly by the level of market interest rates, customer preference, and loan products offered by the Bank's competitors. Therefore, even if management's strategy is to emphasize ARM loans, market conditions may be such that there is greater demand for fixed-rate mortgage loans, including the 5 and 7 year balloon loans.

    The Bank's fixed-rate loans of more than 15-year maturities are originated with the expectation that they will be resold in the secondary mortgage market. Fixed-rate loans of 15 years or less may be retained in the Bank's loan portfolio based on market conditions. The Bank's fixed-rate mortgage loans are amortized on a monthly basis with principal and interest due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option.

    Since 1989, the Bank's policy has been to attempt to sell nearly all of its fixed-rate single family residential loan originations in the secondary mortgage market through FHLMC programs. This has enabled the Bank to generate origination fee and servicing fee income without increasing the total asset size of the Bank. The Bank sells loans to FHLMC and retains servicing on such loan originations for which the Bank retains a fee of .25% of the stated interest rate of the mortgage loan sold. The Bank is subject to the risk that fluctuations in market interest rates between the date the loan is originated and the date the loan is sold may make it infeasible to sell such loan originations to FHLMC and other secondary market purchasers. Such unsold loan originations may need to be retained in the Bank's loan portfolio.

    The primary purpose of offering ARM loans is to make the Bank's loan portfolio more interest rate sensitive. However, as the interest income earned on ARM loans varies with prevailing interest rates, such loans do not offer the Bank predictable cash flows as would long-term, fixed-rate loans. ARM loans carry increased credit risk associated with potential higher monthly payments by borrowers as general market interest rates increase. It is possible, therefore, that during periods of rising interest rates, the risk of default on ARM loans may increase due to the upward adjustment of interest costs to the borrower.

    The Bank's ARM loans adjust annually with interest rate adjustment limitations of 1 percentage point per year and 5 percentage points over the life of the loan. The interest rate on the Bank's ARM loans does not adjust downward below the initial interest rate. The interest rate on ARM loans is based on the one-year U.S. Treasury Constant Maturity Index plus a 2% margin. In the past, the Bank has also used the Seventh District Monthly Average Cost of Funds as an index for its ARM loans. Since the Bank has used different indices for its ARM loans, such as the Seventh District Monthly Average Cost of Funds Index, the adjustments in the Bank's portfolio of ARM loans tend not to reflect any one particular change in any specific interest rate index, but rather general interest rate trends overall. The Bank's policy is to qualify borrowers for ARM loans based on the initial rate of the ARM loan. ARM loans totaled approximately $1.2 million, or 2.1% of the Bank's total net loan portfolio at September 30, 1997.

    The Bank's residential first mortgage loans customarily include due-on-sale clauses, which are provisions giving the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the underlying real property serving as security for the loan. Due-on-sale clauses are an important means of adjusting the rates on the Bank's fixed-rate mortgage loan portfolio, and the Bank has generally exercised its rights under these clauses.

    Regulations limit the amount that a savings association may lend in relationship to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Such regulations permit a maximum loan-to-value ratio of 100% for residential property and 90% for all other real estate loans. The Bank's lending policies, however, generally limit the maximum loan-to-value ratio on both fixed-rate and ARM loans to 80% of the lesser of the appraised value or the purchase price of the property to serve as security for the loan.

    The Bank occasionally makes real estate loans with loan-to-value ratios in excess of 80%. For real estate loans with loan-to-value ratios of between 80% and 95%, the Bank requires the first 35% of the loan to be covered by private mortgage insurance. The Bank does not make real estate loans with loan-to-value ratios in excess of 95%. The Bank requires fire and casualty insurance, as well as title insurance or an opinion of counsel regarding good title, on all properties securing real estate loans made by the Bank.

    COMMERCIAL REAL ESTATE LOANS. The Bank has always been selective in originating commercial real estate loans. Loans secured by commercial real estate constituted approximately $1,118,000, or 1.9%, of the Bank's net loan portfolio at September 30, 1997. The Bank's permanent commercial real estate loans are secured by improved property such as offices, small business facilities, buildings, warehouses and other non-residential buildings, all of which are located in the Bank's primary market area and all of which are to be used or occupied by the borrowers. Commercial real estate loans are offered as five- or seven-year balloon loans, amortized over 30 years. The Bank generally does not originate commercial real estate construction loans or land loans.

    The Bank's policy is to limit commercial real estate loans to principal balances not exceeding its loan-to-one borrower limit which was $500,000 at September 30, 1997. At September 30, 1997, the Bank's largest commercial real estate loan had a principal outstanding balance of $308,000 and was made to finance rental units located in Pekin.

    Loans secured by commercial real estate generally involve a greater degree of risk than residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multifamily and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired.

    CONSUMER LOANS. Illinois-chartered savings institutions are authorized to make secured and unsecured consumer loans in an aggregate amount up to 30% of their assets. In addition, the Bank has lending authority above the 30% category for certain consumer loans, such as equity loans, home property improvement loans, and loans secured by savings accounts.

    As of September 30, 1997, net consumer loans totalled $10.0 million, or 17.3%, of the Bank's net loan portfolio. The principal types of consumer loans offered by the Bank are equity loans, auto loans, home improvement loans, and loans secured by deposit accounts. Home equity loans and second mortgage loans are originated on a fixed-rate basis only and have terms up to 15 years. The Bank's home equity loans and second mortgage loans are generally secured by the borrower's principal residence and a personal guarantee. At September 30, 1997, home equity loans and home improvement loans totalled $8.2 million, or 82.5% of net consumer loans. Auto loans are originated on a fixed-rate basis with terms of up to 7 years, and passbook loans charge interest only at 2 1/2% above the rate being paid on the savings account securing the loan and have terms no longer than the terms of the underlying certificates of deposit.

    The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's credit history and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. Creditworthiness of the applicant is of primary consideration. However, the underwriting process also includes a comparison of the value of the security in relation to the proposed loan amount.

    The Bank intends to continue to increase consumer loan originations in the future by actively cross-selling consumer loan products and services to existing customers, and advertising consumer loan products in its market area. Consumer loans tend to have higher interest rates than residential mortgage loans, but also tend to have a higher risk of default than residential mortgage loans. Management believes that the Bank's loan loss experience in connection with consumer loans is favorable. See "Non-Performing Assets" and "Classified Assets" for information regarding the Bank's loan loss experience and reserve policy.

    CONSTRUCTION LOANS. The Bank occasionally originates loans to finance the construction of owner-occupied residential property. At September 30, 1997, the Bank had none of its net loan portfolio invested in interim construction loans. The Bank makes construction loans to private individuals. Construction loans generally are made with either adjustable or fixed-rate terms of up to twelve months. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction loans are structured to be converted to permanent loans originated by the Bank at the end of the construction period or upon receiving permanent financing from another financial institution.

    LOAN SOLICITATION AND PROCESSING. Loan originations are derived from a number of sources such as real estate broker referrals, existing customers, borrowers, builders, attorneys and walk-in customers. Upon receipt of a loan application, a credit report is made to verify specific information relating to the applicant's employment, income, and credit standing. In the case of a real estate loan, an appraisal of the real estate intended to secure the proposed loan is undertaken by an independent appraiser approved by the Bank. A loan application file is first reviewed by the Bank's loan department and then submitted for approval to a loan committee consisting of five senior officers of the Bank and subsequently ratified by the full Board of Directors. One- to four-family residential mortgage loans with principal balances in excess of $150,000 must be approved by the Executive Committee and all multi-family and commercial real estate loans must be submitted by the loan committee directly to the Board of Directors for approval. Appraisals on real estate underlying most real estate loans in excess of $250,000 must be performed by either state-licensed or state-certified appraisers, depending on the type and size of the loan. Once the Board of Directors ratifies or approves a loan, a loan commitment is promptly issued to the borrower.

    If the loan is approved, a commitment is given which specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, amortization term, a brief description of the required collateral, and required insurance coverage. The borrower must provide proof of fire and casualty insurance on the property serving as collateral which insurance must be maintained during the full term of the loan. Title insurance or an attorney's opinion based on a title search of the property is required on all loans secured by real property.

    LOAN ORIGINATION, SERVICING, AND OTHER FEES. All loans in the Bank's portfolio at September 30, 1997, other than $169,000 of commercial loan participations, were originated by the Bank. In addition to interest earned on loans, the Bank generally receives loan origination fees. The Financial Accounting Standards Board ("FASB") in December 1986 issued SFAS No. 91 on the accounting for non-refundable fees and costs associated with originating or acquiring loans. To the extent that loans are originated or acquired for the Banks's portfolio, SFAS No. 91 requires that the Bank defer loan origination fees and costs and amortize such amounts as an adjustment of yield over the life of the loan by use of the level yield method.

SFAS No. 91 applies to fiscal years beginning after December 15, 1987. SFAS No. 91 reduces the amount of revenue recognized by many financial institutions at the time such loans are originated or acquired. Because SFAS No. 91 affects the timing of loan fee income, it is not expected to have an effect on income over an extended period of time. Fees deferred under SFAS No. 91 are recognized into income immediately upon the sale of the related loan. At September 30, 1997, the Bank had $145,000 of deferred loan fees. Loan origination fees are volatile sources of income. Such fees vary with the volume and type of loans made and with competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money.

    In addition to loan origination fees, the Bank also receives other fees and service charges which consist primarily of late charges and loan servicing fees on loans sold. At September 30, 1997, the Bank was servicing loans with a balance of $20.6 million, as to which it generally receives fees at an annual rate of .25% to .375%. The Bank also receives fees in connection with credit cards it offers.

    LOANS TO ONE BORROWER. Current law and regulations limit loans to one borrower in an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). The Bank's maximum loan to one borrower limit was $500,000 at September 30, 1997. The Bank currently is in compliance with its loans-to-one borrower limitations.

    DELINQUENCIES. The Bank's collection procedures provide that when a real estate loan is 20 days' past due (10 days for consumer loans), a late charge is added and the borrower is contacted by mail and payment is requested. If the delinquency continues, subsequent efforts are made to contact the delinquent borrower. Additional late charges may be added and, if the loan continues in a delinquent status for 90 days or more, the Bank generally initiates foreclosure proceedings.

    NON-PERFORMING ASSETS. The Bank reviews delinquent or non-performing loans on a regular basis. Management does not place delinquent or impaired loans on non-accrual status, but rather establishes reserves against the uncollected interest when a loan is 90 days or more past due and the loan is deemed uncollectible, the effect of which is to not recognize interest income on the loan until the loan is made current. Foreclosure proceedings generally are initiated shortly thereafter.

    Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold. When REO is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair market value. Any write-down of REO is charged to the allowance for real estate losses. At September 30, 1997, the Bank had no property acquired as the result of foreclosure or by deed in lieu of foreclosure and classified as REO.

    The following table sets forth information regarding non-performing assets at the dates indicated. At September 30, 1997, the Bank had no restructured loans within the meaning of SFAS No. 15, as amended, or potential problem loans.

                                                                    AT SEPTEMBER 30,
                                                                  --------------------
                                                                    1997       1996
                                                                  ---------  ---------
                                                                     (IN THOUSANDS)
Impaired loans: (1)
  Residential real estate.......................................  $     458  $     108
  Consumer......................................................          6          1
                                                                  ---------  ---------
    Total.......................................................        464        109
                                                                  ---------  ---------
                                                                  ---------  ---------
Percentage of total loans.......................................        .80%       .20%
                                                                  ---------  ---------
                                                                  ---------  ---------
Real estate owned(2)............................................  $      --  $     128
                                                                  ---------  ---------
                                                                  ---------  ---------
Total non-performing assets.....................................  $     464  $     237
                                                                  ---------  ---------
                                                                  ---------  ---------
Percentage of total assets......................................        .54%       .28%
                                                                  ---------  ---------
                                                                  ---------  ---------

------------------------
(1) During the years ended September 30, 1997 and 1996, the foregone interest income on loans accounted for on a nonaccrual basis was zero.
(2) Represents the net book value of property acquired by the Bank through foreclosure or deed in lieu of foreclosure. Upon acquisition, this property is recorded at the lower of its fair market value less estimated selling costs or the principal balance of the related loan.

    CLASSIFIED ASSETS. Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the FDIC to be of lesser quality as "substandard," "doubtful" or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the association to risk sufficient to warrant classification in one of the aforementioned categories, but which assets possess some weaknesses, are required to be designated "special mention" by management.

    When a savings bank classifies problem assets as either substandard or doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When a savings bank classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the assets so classified or to charge off such amount. The Bank's determination as to the classification of its assets, and the amount of its valuation allowances is subject to review by the FDIC which can order the establishment of additional general or specific loss allowances. The Bank regularly reviews the problem loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations.

    At September 30, 1997, the aggregate amount of the Bank's classified assets, and of the Bank's general and specific loss allowances were as follows:

                                                        AT SEPTEMBER 30, 1997
                                                       -----------------------
                                                           (IN THOUSANDS)
Substandard assets...................................         $     115
Doubtful assets......................................               349
Loss assets..........................................                --
                                                              ---------
  Total classified assets............................         $     464
                                                              ---------
                                                              ---------
General loss allowances..............................               223
Specific loss allowances.............................                --
                                                              ---------
  Total allowances...................................         $     223
                                                              ---------
                                                              ---------

    Classified assets consisted of mortgage loans or consumer loans originated in the Bank's primary market area.

    ALLOWANCE FOR LOAN LOSSES. Management's policy is to provide for estimated losses on the Bank's loan portfolio based on management's evaluation of the potential losses that may be incurred. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers, among other matters, the estimated net realizable value of the underlying collateral. During each of 1997 and 1996, the Bank added $12,000 to the provision for losses on loans. The provision for loan losses for the year ended September 30, 1997 is attributable to management's current view of the risks in the Bank's loan portfolio based on an evaluation of specific loans in its portfolio, estimated collateral values, historical loss experience, current economic trends and the existing level of the Bank's allowance for loan losses.

    Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loan loss provisions may be deemed necessary. There can be no assurance that the allowance for loan losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for loan losses will not be required.

    ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES. The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation to the allowance by category is not necessarily indicative of further losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                           AT OR FOR THE YEAR
                                                                                 ENDED
                                                                             SEPTEMBER 30,
                                                                          --------------------
                                                                            1997       1996
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
Types of Loans:
Residential real estate.................................................  $  47,148  $  47,240
Commercial real estate..................................................      1,118      1,075
Consumer loans..........................................................     10,187      8,086
Discounts and reserves..................................................       (516)      (624)
                                                                          ---------  ---------
  Net loans outstanding.................................................  $  57,937  $  55,777
                                                                          ---------  ---------
                                                                          ---------  ---------
As a percentage of net loans:
Residential real estate.................................................       81.4%      84.7%
Commercial real estate..................................................        1.9        1.9
Consumer loans..........................................................       17.6       14.5
Discounts and reserves..................................................        (.9)      (1.1)
                                                                          ---------  ---------
  Net loans.............................................................      100.0%     100.0%
                                                                          ---------  ---------
                                                                          ---------  ---------
Average loans outstanding...............................................  $  55,265  $  51,379
                                                                          ---------  ---------
                                                                          ---------  ---------
Allowance balances (at beginning of period).............................  $     218  $     212
Provision for losses:
  Residential...........................................................         12          6
  Consumer..............................................................         --          6
Charge-offs:
  Residential...........................................................         (6)        --
  Consumer..............................................................         (1)        (6)
                                                                          ---------  ---------
Allowance balance (at end of period)....................................  $     223  $     218
                                                                          ---------  ---------
                                                                          ---------  ---------
Allowance by type of loan:
  Residential real estate...............................................  $     201  $     195
  Commercial real estate................................................         --         --
  Consumer loans........................................................         22         23
                                                                          ---------  ---------
  Total Allowances......................................................  $     223  $     218
                                                                          ---------  ---------
                                                                          ---------  ---------

Allowance for loan losses as a percentage of net loans outstanding......        .38%       .39%
Net loans charged off as a percentage of average loans outstanding......        .01%       .01%

    ANALYSIS OF THE ALLOWANCE FOR REAL ESTATE OWNED. The following table sets forth information with respect to the Bank's allowance for losses on real estate owned at the dates indicated.

                                                             AT OR FOR THE YEAR
                                                                   ENDED
                                                               SEPTEMBER 30,
                                                           ----------------------
                                                              1997        1996
                                                              -----     ---------

                                                               (IN THOUSANDS)
Total real estate owned..................................   $      --   $     128
                                                            ----------  ---------
                                                            ----------  ---------
Allowance balance (at beginning of period)...............   $       8   $      --
Provisions charged to income.............................          --           8
Charge-offs..............................................          (8)         --
                                                            ----------  ---------
Allowance balance (at end of period).....................   $      --   $       8
                                                            ----------  ---------
                                                            ----------  ---------
Allowance for losses on real estate owned
  as a percentage of real estate owned...................          --%        6.3%
                                                            ----------  ---------
                                                            ----------  ---------

INVESTMENT ACTIVITIES

    In recent years, the Bank has sought to decrease the percentage of its assets invested in mortgage-backed securities and other securities issued or guaranteed by the U.S. Government or an agency thereof. This decrease has been due to an increase in the Bank's origination of higher yielding mortgage loans as the Bank has returned to a more traditional thrift asset portfolio. The increase in mortgage loans retained in the Bank's portfolio reflects the capital raised in the Conversion and the improved capital ratios which have enabled the Bank to reduce liquidity. The Bank's investment securities consist primarily of mortgage-backed securities issued or guaranteed by FHLMC, FNMA or GNMA, U.S. Treasury notes, and securities issued by agencies of the U.S. Government.

    The Bank is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. See "Regulation--Federal Regulations--Liquidity Requirements." The Bank generally has maintained a liquidity portfolio in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of the level of yield that will be available in the future, as well as management's projections as to the short term demand for funds to be used in the Bank's loan origination and other activities.

    The following table sets forth the amortized cost, gross unrealized gains and losses, and estimated market value for held-to-maturity and available-for-sale money market investments and investment securities at September 30, 1997 and 1996.

                                                                                    AT SEPTEMBER 30, 1997
                                                                    -------------------------------------------------------


                                                                                    GROSS          GROSS        ESTIMATED
                                                                     AMORTIZED    UNREALIZED     UNREALIZED      MARKET
                                                                       COST         GAINS          LOSSES        VALUE
                                                                    -----------  -------------  -------------  -----------
                                                                                         (IN THOUSANDS)
Held-to-maturity:
  Investment securities:
    U.S. Governmental agencies....................................   $   4,487     $       2      $     (24)    $   4,465
    Municipal obligations.........................................         990            28             --         1,018
    Stock in Federal Home Loan Bank, at cost......................         619            --             --           619
                                                                    -----------  -------------  -------------  -----------
                                                                     $   6,096     $      30      $     (24)    $   6,102
                                                                    -----------  -------------  -------------  -----------
                                                                    -----------  -------------  -------------  -----------
Available-for-sale:
  Money market investments:
    Short-term liquidity funds....................................   $     128     $      --      $      --     $     128
  Investment securities:
    U.S. Treasury securities......................................       2,490            41             (4)        2,527
    U.S. Government agencies......................................       2,499            26             --         2,525
    Mutual funds..................................................         613            --             (5)          608
                                                                    -----------  -------------  -------------  -----------
                                                                     $   5,730     $      67      $      (9)    $   5,788
                                                                    -----------  -------------  -------------  -----------
                                                                    -----------  -------------  -------------  -----------

                                                                                    AT SEPTEMBER 30, 1996
                                                                    ----------------------------------------------------
                                                                                     GROSS         GROSS      ESTIMATED
                                                                     AMORTIZED    UNREALIZED    UNREALIZED     MARKET
                                                                       COST          GAINS        LOSSES        VALUE
                                                                    -----------  -------------  -----------  -----------
                                                                                       (IN THOUSANDS)
Held-to-maturity:
  Investment securities:
      U.S. Governmental agencies..................................   $   5,467     $      --     $    (108)   $   5,359
      Municipal obligations.......................................         990             4           (11)         983
      Stock in Federal Home Loan Bank, at cost....................         601            --            --          601
                                                                    -----------  -------------  -----------  -----------
                                                                     $   7,058     $       4     $    (119)   $   6,943
                                                                    -----------  -------------  -----------  -----------
                                                                    -----------  -------------  -----------  -----------
Available-for-sale:
  Money market investments:
      Short-term liquidity funds..................................   $     124     $      --     $      --    $     124
  Investment securities:
      U.S. Treasury securities....................................       2,497            19           (17)       2,499
      U.S. Governmental agencies..................................         999            --            (8)         991
      Mutual funds................................................         577            --           (10)         567
                                                                    -----------  -------------  -----------  -----------
                                                                     $   4,197     $      19     $     (35)   $   4,181
                                                                    -----------  -------------  -----------  -----------
                                                                    -----------  -------------  -----------  -----------

    The following table sets forth the amortized cost, gross unrealized gains and losses, and estimated market value for held-to-maturity and available-for-sale mortgage-backed securities at September 30, 1997 and 1996.

                                                                                    AT SEPTEMBER 30, 1997
                                                                    ------------------------------------------------------
                                                                                     GROSS          GROSS       ESTIMATED
                                                                     AMORTIZED    UNREALIZED     UNREALIZED      MARKET
                                                                       COST          GAINS         LOSSES         VALUE
                                                                    -----------  -------------  -------------  -----------
                                                                                        (IN THOUSANDS)
Held-to-maturity:
  FNMA certificates...............................................   $   2,929     $      33      $      --     $   2,962
  FHLMC certificates..............................................       2,256             7             (6)        2,257
  FNMA interest-only security, net of $62 allowance for loss......          --            --             --            --
                                                                    -----------  -------------  -------------  -----------
                                                                     $   5,185     $      40      $      (6)    $   5,219
                                                                    -----------  -------------  -------------  -----------
                                                                    -----------  -------------  -------------  -----------

Available-for-sale:
  FNMA certificates...............................................   $     368     $       9      $      (1)    $     376
  GNMA certificates...............................................       1,992            14             (8)        1,998
  FHLMC certificates..............................................         557             7             --           564
                                                                    -----------  -------------  -------------  -----------
                                                                     $   2,917     $      30      $      (9)    $   2,938
                                                                    -----------  -------------  -------------  -----------
                                                                    -----------  -------------  -------------  -----------

                                                                                   AT SEPTEMBER 30, 1996
                                                                    ----------------------------------------------------
                                                                                     GROSS         GROSS      ESTIMATED
                                                                     AMORTIZED    UNREALIZED    UNREALIZED     MARKET
                                                                       COST          GAINS        LOSSES        VALUE
                                                                    -----------  -------------  -----------  -----------
                                                                                       (IN THOUSANDS)
Held-to-maturity:
  FNMA certificates...............................................   $   3,506     $      29     $     (29)   $   3,506
  FHLMC certificates..............................................       2,932             1           (71)       2,862
  FNMA interest-only security, net of $72 allowance for loss......          --            --            --           --
                                                                    -----------  -------------  -----------  -----------
                                                                     $   6,438     $      30     $    (100)   $   6,368
                                                                    -----------  -------------  -----------  -----------
                                                                    -----------  -------------  -----------  -----------
Available-for-sale:
  FNMA certificates...............................................   $     510     $       9     $     (10)   $     509
  GNMA certificates...............................................       3,129             7           (85)       3,051
  FHLMC certificates..............................................         651             1           (11)         641
                                                                    -----------  -------------  -----------  -----------
                                                                     $   4,290     $      17     $    (106)   $   4,201
                                                                    -----------  -------------  -----------  -----------
                                                                    -----------  -------------  -----------  -----------

INVESTMENT PORTFOLIO MATURITIES

    The following table sets forth the scheduled maturities, carrying values and average yields for the Bank's investment securities classified as held-to-maturity and available-for-sale at September 30, 1997.

                                             CARRYING VALUE MATURING FOR HELD-TO-MATURITY INVESTMENT SECURITIES
                                                                    AT SEPTEMBER 30, 1997
                                  -------------------------------------------------------------------------------

                                      ONE YEAR OR LESS         ONE TO FIVE YEARS         FIVE TO TEN YEARS
                                  ------------------------  ------------------------  ------------------------
                                   CARRYING      AVERAGE     CARRYING      AVERAGE     CARRYING      AVERAGE
                                     VALUE        YIELD        VALUE        YIELD        VALUE        YIELD
                                  -----------  -----------  -----------  -----------  -----------  -----------
                                                                   (DOLLARS IN THOUSANDS)
U.S. Government agencies........   $     499         7.78%   $   2,498         5.90%   $   1,490         6.39%
Municipal obligations...........          --           --           --           --          890         4.83
Stock in Federal Home Loan
  Bank..........................         619         6.74           --           --           --           --
                                  -----------  -----------  -----------  -----------  -----------  -----------
    Total.......................   $   1,118         7.20%   $   2,498         5.90%   $   2,380         5.82%
                                  -----------  -----------  -----------  -----------  -----------  -----------
                                  -----------  -----------  -----------  -----------  -----------  -----------


                                             MORE THAN                  TOTAL
                                             TEN YEARS          INVESTMENT SECURITIES
                                      ---------------------   ------------------------
                                      CARRYING      AVERAGE     CARRYING      AVERAGE
                                       YIELD         YIELD        VALUE        YIELD
                                      -----------  -----------  -----------  -----------
U.S. Government agencies........     $    --          --%       $   4,487     6.27%
Municipal obligations...........         100        5.60              990     4.91
Stock in Federal Home Loan
  Bank..........................          --          --              619     6.74
                                   ----------   -----------   -----------  -----------
   Total........................     $   100        5.60%       $   6,096     6.10%
                                   ----------  -----------    -----------  -----------
                                   ----------  -----------    -----------  -----------

                                          ESTIMATED MARKET VALUE MATURING FOR AVAILABLE-FOR-SALE INVESTMENT SECURITIES
                                                                      AT SEPTEMBER 30, 1997
                                    ----------------------------------------------------------------------------

                                       ONE YEAR OR LESS         ONE TO FIVE YEARS         FIVE TO TEN YEARS        TEN YEARS
                                    ------------------------  ------------------------  ------------------------  -----------
                                     CARRYING      AVERAGE     CARRYING      AVERAGE     CARRYING      AVERAGE     CARRYING
                                       VALUE        YIELD        VALUE        YIELD        VALUE        YIELD        VALUE
                                    -----------  -----------  -----------  -----------  -----------  -----------  -----------
                                                                     (DOLLARS IN THOUSANDS)
U.S. Treasury securities..........   $     499         5.13%   $   1,517         6.29%   $     511         6.50%   $      --
U.S. Government agencies..........          --           --          503         6.91        1,521         7.25          501
Money market investments/ mutual
  funds (no stated maturity)......         736         5.85           --           --           --           --           --
                                    -----------  -----------  -----------  -----------  -----------  -----------  -----------
      Total.......................   $   1,235         5.56%   $   2,020         6.45%   $   2,032         7.07%   $     501
                                    -----------  -----------  -----------  -----------  -----------  -----------  -----------
                                    -----------  -----------  -----------  -----------  -----------  -----------  -----------


                                             MORE THAN                    TOTAL
                                             TEN YEARS            INVESTMENT SECURITIES
                                     ------------------------   -----------------------
                                     CARRYING         AVERAGE     CARRYING      AVERAGE
                                      VALUE            YIELD        VALUE        YIELD
                                    ------------     -----------  -----------   ----------
U.S. Treasury securities..........  $       --           --%   $   2,527         6.10%
U.S. Government agencies..........         501         7.75        2,525         7.28
Money market investments/ mutual
  funds (no stated maturity)......          --           --          736         5.85
                                    ------------  -----------  -----------   ----------
      Total.......................  $      501         7.75%   $   5,788         6.58%
                                    ------------  -----------  -----------   ----------
                                    ------------  -----------  -----------   ----------

SUBSIDIARY ACTIVITIES

    The Bank's only service corporation subsidiary--Pekin Financial Service Corporation (the "Service Corporation") was incorporated in March 1988, as an Illinois corporation. The Service Corporation is a wholly-owned subsidiary of the Bank. The principal business of the Service Corporation is the sale of annuities. However, in October 1993, the Service Corporation began to offer travel agency services to the public. The Service Corporation reported net income of $42,000 for the year ended September 30, 1997 and $50,000 for the year ended September 30, 1996. The Bank's investment in the Service Corporation was $5,000 at September 30, 1997, and the Service Corporation had total assets and net worth of $426,000 and $275,000, respectively, at that date.

    Under FIRREA, SAIF-insured institutions are required to provide 30 days' advance notice to the FDIC before establishing or acquiring a subsidiary or conducting a new activity in a subsidiary. The insured institution must also provide the FDIC such information as may be required by applicable regulations and must conduct the activity in accordance with the rules and orders of the FDIC. In addition to other enforcement and supervision powers, the FDIC may determine after notice and opportunity for a hearing that the continuation of a savings association's ownership of or relation to a subsidiary (i) constitutes a serious risk to the safety, soundness or stability of the savings association, or (ii) is inconsistent with the purposes of FIRREA. Upon the making of such a determination, the FDIC may order the savings bank to divest the subsidiary or take other actions.

SOURCES OF FUNDS

    GENERAL. Deposits are the major source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from the amortization and prepayment of loans and mortgage-backed securities, the sale or maturity of investment securities, the sale of assets held for sale and mortgage-backed securities, operations and, if needed, advances from the FHLB of Chicago. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes.

    DEPOSITS. Consumer and commercial deposits are attracted principally from within the Bank's primary market area through the offering of a broad selection of deposit instruments including NOW, regular savings, club savings, money market deposits, term certificate accounts and individual retirement accounts. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Bank regularly evaluates the internal cost of funds, surveys rates offered by competing institutions, reviews the Bank's cash flow requirements for lending and liquidity and executes rate changes when deemed appropriate. The Bank does not obtain funds through brokers, nor does it actively solicit funds outside its primary market area.

    The Bank does not offer premiums to attract or retain deposits. Because of a decline in market interest rates generally, the Bank has been able to lower the interest rates on its deposit accounts, thereby lowering its cost of funds. In addition, the Bank currently does not offer 3-month and 6-month certificates of deposit resulting in lower-cost deposits as investors have rolled-over funds into lower-yielding passbook savings accounts and money market funds.

    Certificates of deposit with principal amounts of $100,000 or more constituted $3.6 million, or 5.3% of the Bank's total deposits at September 30, 1997. These deposits include deposits from various entities and individuals. These deposits may be more volatile than other deposit accounts and may impact the Bank's cost of funds, liquidity and funds available for lending if one or more depositors withdraw their funds from the Bank.

SAVINGS PORTFOLIO

    Savings deposits in the Bank as of September 30, 1997, were represented by the various types of savings programs described below.


WEIGHTED
AVERAGE                                                                PERCENTAGE
INTEREST   MINIMUM                            MINIMUM                   OF TOTAL
RATE        TERM   CATEGORY                    AMOUNT      BALANCE       SAVINGS
---------  ------ -------------------------- ----------  ----------    ----------
                                                         (IN THOUSANDS)


                               Demand Accounts
                               ---------------

 .92%       None       NOW Accounts                  $100     $3,604          5.2%
2.48%      None       Passbook and Club Accounts       1      8,007         11.5
2.99%      None       Money Market Accounts        2,500      4,085          5.9
                                                             ------         -----
                                                            $15,696         22.6%
                                                            -------         -----

                            Certificates of Deposit
                            -----------------------

2.51       6 months   Fixed term, fixed rate         500         22           .1
5.73      12 months   Fixed term, fixed rate         500     13,921         20.1
5.70      24 months   Fixed term, fixed rate         500      7,135         10.3
6.13      36 months   Fixed term, fixed rate         500      3,299          4.8
6.32      48 months   Fixed term, fixed rate         500      2,182          3.2
6.17      60 months   Fixed term, fixed rate         500     20,712         30.0
2.53      96 months   Fixed term, fixed rate         500        114           .2
5.83      18 months   IRA                            500      5,978          8.7
                                                             ------         ----
                                                             53,363         77.4
                                                             ------         ----
                                                            $69,059       100.0%
                                                            -------        -----
                                                            -------        -----


    CERTIFICATES OF DEPOSIT BY RATES. The following table sets forth the certificates of deposit of the Bank classified by rates as of the dates indicated.

                                  AT SEPTEMBER 30,
                                --------------------
                                  1997       1996
                                ---------  ---------

                                  (IN THOUSANDS)
2.50--6.00%  ................  $  31,485   $  35,969
6.01--8.00%  ................     21,878      14,815
                               ---------  ----------
                               $  53,363   $  50,784
                               ---------  ----------
                               ---------  ----------


    CERTIFICATES OF DEPOSIT MATURITY SCHEDULE. The following table sets forth the amount and maturities of the Bank's certificates of deposit at September 30, 1997.

                                        AMOUNT DUE
                                    --------------------

                        LESS THAN      1-2        2-3       AFTER
                        ONE YEAR      YEARS      YEARS     3 YEARS     TOTAL
                       -----------  ---------  ---------  ---------  ---------
                                      (IN THOUSANDS)
  2.50--6.00% ........  $ 23,789    $  6,185    $   459    $ 1,052    $ 31,485
  6.01--8.00% ........     9,120       5,316      4,500      2,942      21,878
                        --------    --------    -------    -------    --------
                        $ 32,909    $ 11,501    $ 4,959    $ 3,994    $ 53,363
                        --------    --------    -------    -------    --------
                        --------    --------    -------    -------    --------

    CERTIFICATES OF DEPOSIT. The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 1997.

                                                             AT SEPTEMBER 30, 1997
                                                                (IN THOUSANDS)
                                                             ---------------------
Three months or less........................................        $      --
Three through six months....................................              920
Six through twelve months...................................              858
Over twelve months..........................................            1,859
                                                                    ----------
          Total.............................................        $   3,637
                                                                    ----------
                                                                    ----------


    SAVINGS DEPOSIT ACTIVITY. The following table sets forth the savings activities of the Bank for the years indicated:

                                                           AT SEPTEMBER 30,
                                                        --------------------
                                                          1997       1996
                                                       ---------  ---------
                                                           (IN THOUSANDS)
Deposits..........................................     $  87,465  $  76,729
Withdrawals.......................................        88,336     78,947
  Net decrease before interest credited...........          (871)    (2,218)
Interest credited.................................         2,607      2,628
                                                        ---------  ---------
  Net increase in savings deposits................     $   1,736  $     410
                                                        ---------  ---------
                                                        ---------  ---------

    In the unlikely event of liquidation of the Bank, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the stockholders of the Bank. Substantially all of the Bank's depositors are residents of Illinois.

    BORROWINGS. Savings deposits are the primary source of funds of the Bank's lending and investment activities and for its general business purposes. The Bank, if the need arises, may rely upon advances from the FHLB of Chicago and the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by the Bank's stock in the FHLB and a portion of the Bank's first mortgage loans. At September 30, 1997, the

Bank had $8.0 million in advances outstanding from the FHLB. The Bank does not have any other short-term or long-term borrowings outstanding.

    The FHLB functions as a central reserve bank providing credit for the Bank and other member savings associations and financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of a member institution's net worth or on the FHLB's assessment of the institution's creditworthiness.

COMPETITION

    The Bank encounters strong competition both in attracting deposits and in originating real estate and other loans. Its most direct competition for deposits has come historically from commercial banks, other savings associations, brokerage firms, and a large credit union in its market area, and the Bank expects continued strong competition from such financial institutions in the foreseeable future. The Bank's market area includes branches of several commercial banks which are substantially larger than the Bank in terms of state-wide deposits. The Bank competes for savings by offering depositors a high level of personal service together with a range of financial services. The competition for real estate and other loans comes principally from commercial banks, mortgage banking companies, credit unions and other savings associations. The Bank competes for loans primarily through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers, real estate brokers and builders. Factors that affect competition include general and local economic conditions, current interest rate levels and volatility of the mortgage markets.

    Based on total assets, at September 30, 1997, the Bank was the second largest savings institution headquartered in its market area, consisting of Mason and Tazewell counties.

                                   REGULATION

    The Bank is an Illinois-chartered savings bank and its deposit accounts are insured up to applicable limits by the Federal government under the SAIF of the FDIC. The Bank is subject to extensive regulation by the Illinois Office of the Commissioner of Banks and Trust Companies (the "Commissioner") and the FDIC. The Bank must file reports with the Commissioner and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers or acquisitions with other depository institutions. There are periodic examinations of the Bank by the Commissioner and the FDIC to review the Bank's compliance with various regulatory requirements. The Bank is also subject to certain reserve requirements established by the Board of Governors of the Federal Reserve (the "FRB"). The Company, as a bank holding company, is also subject to regulation by the FRB and will be required to file reports to the FRB. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the

Commissioner, the FDIC, the FRB or Congress could have a material impact on the operations of the Bank or the Company.

ILLINOIS SAVINGS BANK AND SAVINGS BANK HOLDING COMPANY LAW AND REGULATION

    In August 1990, Illinois enacted the Savings Bank Act ("SBA"), which establishes Illinois-chartered savings banks. Under the SBA, savings banks are chartered and regulated by the Commissioner and possess all of the powers of federal and Illinois-chartered savings and loan associations.

    As an Illinois-chartered savings bank, the Bank is subject to regulation and supervision by the Commissioner. This regulation covers, among other things, the Bank's internal organization (i.e., charter, bylaws, capital requirements, transactions with directors and officers, and composition of the board of directors), as well as supervision of permissible activities and mergers and acquisitions. The Bank is required to file periodic reports with, and is subject to periodic examinations at least once within every 18-month period by, the Commissioner. The lending and investment authority of the Bank is prescribed by Illinois law and regulations, as well as applicable Federal laws and regulations, and the Bank is prohibited from engaging in any activities not permitted by such laws and regulations.

    Under Illinois law, savings banks are required to maintain a minimum core capital to total assets ratio of 3%. The Commissioner is authorized to require a savings bank to maintain a higher minimum capital level if the Commissioner determines that the savings bank's financial condition or history, management or earnings prospects are not adequate. If a savings bank's core capital ratio falls below the required level, the Commissioner may direct the savings bank to adhere to a specific written plan established by the Commissioner to correct the savings bank's capital deficiency, as well as a number of other restrictions on the savings bank's operations, including a prohibition on the declaration of dividends by the savings bank's board of directors. As a matter of policy, the Commissioner requires that savings associations that convert to savings banks under the SBA have a minimum core capital to assets ratio of 6%. At September 30, 1997, the Bank's regulatory core capital ratio was 8.4% of total adjusted assets, which exceeded the required amount.

    Under Illinois law, a savings bank may make both secured and unsecured loans. However, loans for business, corporate, commercial or agricultural purposes, whether secured or unsecured, may not in the aggregate exceed 15% of a savings bank's total assets unless authorized by the Commissioner. With the prior written consent of the Commissioner, savings banks may also engage in real estate development activities, provided that the total investment in any one project may not exceed 15% of total capital, and the total investment in all projects may not exceed 50% of total capital. The total loans and extensions of credit outstanding at one time, both direct and indirect, by a savings bank to any borrower may not exceed 15% of the savings bank's total capital. At September 30, 1997, the Bank did not have any loans-to-one borrower which exceeded this limitation. For information about the largest borrowers of the Bank, see "Lending Activities" above.

    Illinois-chartered savings banks generally have all lending, investment and other powers which are possessed by federal savings banks based in Illinois. Recent federal and state legislative developments have reduced distinctions between commercial banks and savings institutions in Illinois with respect to lending and investment authority. As federal law has expanded the authority of federally chartered savings institutions to engage in activities previously reserved for commercial banks, Illinois legislation and regulations ("parity legislation") have given Illinois-chartered savings institutions such as the Bank the powers of federally chartered savings institutions.

    The board of directors of a savings bank may declare dividends on its capital stock based upon the savings bank's annualized net profits except that until the paid-in surplus of the savings bank equals its capital stock, a dividend may not be declared unless there has been transferred to paid-in surplus not less than 10% of the net profits of the preceding half year in the case of quarterly or semiannual dividends, or not less than 10% of the net profits for the preceding year in the case of annual dividends. Dividends may not be declared if a savings bank fails to meet its capital requirements. Further written approval of the Commissioner is required before any dividends exceeding 50% of a savings bank's profits for any fiscal year may be declared. A dividend may be declared out of retained earnings at any time.

    An Illinois-chartered savings bank may not make a loan to a person owning 10% or more of its stock, an affiliated person, an agent or an attorney of the savings bank, either individually or as an agent or partner of another, except under the rules of the Commissioner and regulations of the FDIC. This restriction does not apply, however, to loans made (i) on the security of single-family residential property used by the borrower as his or her residence, and (ii) to a non-profit, religious, charitable or fraternal organization or a corporation in which the savings bank has been authorized to invest by the Commissioner. Furthermore, a savings bank may not purchase, lease or acquire a site for an office building or an interest in real estate from an officer, director, employee or the holder of more than 10% of the savings bank's stock or certain affiliated persons as set forth in Illinois law, unless the prior written approval of the Commissioner is obtained.

    The SBA provides that any depository institution may merge into a savings bank operating under the SBA. The Board of Directors of each merging institution must approve a plan of merger by resolution adopted by majority vote of all members of the respective boards. After such approval, the plan of merger must be submitted to the Commissioner for approval. The Commissioner may make an examination of the affairs of each merging institution (and their affiliates). The Commissioner shall not approve a merger agreement unless he finds that, among other things, (i) the resulting institution meets all requirements of the SBA; (ii) the merger agreement is fair to all persons affected; and (iii) the resulting institution will be operated in a safe and sound manner. If approved by the Commissioner, the plan of merger must be submitted to stockholders of the depository institution for approval, and may be required to be submitted to members if a mutual savings bank is one of the constituent entities. A two-thirds affirmative vote is required for approval of the plan of merger.

    The SBA permits an Illinois savings bank holding company to control or own more than 5% of the voting shares or rights of a savings bank only if the principal place of business of the savings bank is located in those states in which a savings bank holding company is permitted to acquire an Illinois savings bank. When requested, the Commissioner will review the laws of the state to determine whether the laws of that state expressly authorize an Illinois savings bank holding company to acquire a savings bank in that state.

    A savings bank holding company may invest in the stock of or other form of equity ownership of any company which the board of directors determines to be in the best interests of stock owners and depositors, and such investment must be documented in the holding company's minutes with reference to such items as price/earning ratios, future prospects, sources of income and compatibility with the overall business plan of the holding company.

THE FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991

    On December 19, 1991, the FDICIA became law. FDICIA primarily addressed the recapitalization of the BIF, which insures the deposits of commercial banks and savings associations. In addition, FDICIA established a number of new mandatory supervisory measures for savings associations and banks.

    STANDARDS FOR SAFETY AND SOUNDNESS. FDICIA requires the federal bank regulatory agencies to prescribe regulatory standards for all insured depository institutions and depository institution holding companies relating to: (i) internal controls, information systems and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure;
(v) asset growth; and (vi) compensation, fees and benefits. The compensation standards would prohibit employment contracts, compensation or benefit arrangements, stock option plans, fee arrangements or other compensatory arrangements that provide excessive compensation, fees or benefits or could lead to material financial loss. In addition the federal banking regulatory agencies are required to prescribe by regulation standards specifying: (i) maximum classified assets to capital ratios; (ii) minimum earnings sufficient to absorb losses without impairing capital; and (iii) to the extent feasible, a minimum ratio of market value to book value for publicly traded shares of depository institutions and depository institution holding companies. In November 1993, the federal banking agencies, including the FDIC, proposed regulations regarding the implementation of these standards.

    PROMPT CORRECTIVE ACTION REGULATION. FDICIA establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, which became effective on December 19, 1992, the FDIC and the other banking regulators are required to establish five capital categories ("well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") and to take certain mandatory supervisory actions (and are authorized to take other discretionary actions) with respect to institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the institution is placed. Generally, FDICIA requires the appropriate banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized.

    Under the FDIC rule implementing the prompt corrective action provisions, a bank that has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater, and is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure is deemed to be "well-capitalized." A bank that has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater and a leverage ratio of 4.0% or greater (or a greater ratio of 3.0% or greater if the bank is rated composite "1" under the CAMEL rating system and is not experiencing or anticipating significant growth) and does not meet the definition of a "well-capitalized" bank is considered to be "adequately capitalized." A bank that has a total risk-based capital of less than 8.0% or has a Tier 1 risk-based capital ratio that is less than 4.0% (or a leverage ratio that is less than 3.0% if the Bank is rated a composite "1" under the CAMEL rating system) is considered "undercapitalized." A bank that has total risk-based capital ratio of less than 6.0%, or a Tier 1 risk-based capital ratio that is less than 3.0% or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized," and a bank that has a ratio of tangible equity to total assets (core capital, such as common equity capital, and cumulative perpetual preferred stock minus all intangible assets, except for limited amounts of purchased mortgage servicing rights) to assets equal to or less than 2% is deemed to be "critically undercapitalized." Under the FDIC rule, the FDIC may reclassify a well-capitalized bank as adequately capitalized, and may require an adequately capitalized bank or an undercapitalized bank to comply with certain mandatory or discretionary supervisory actions as if the bank were in the next lower capital category (except that the FDIC may not reclassify a significantly undercapitalized bank as critically undercapitalized), if the FDIC determines the Bank is in an unsafe or unsound condition or the Bank has received and not corrected a less than satisfactory rating for any of the categories of asset quality, management, earnings or liquidity.

    An undercapitalized institution is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. The plan must specify: (i) the steps the institution will take to become adequately capitalized; (ii) the capital levels to be attained each year; (iii) how the institution will comply with any regulatory sanctions then in effect against the institution; and (iv) the types and levels of activities in which the institution will engage.

    Under FDICIA, an insured depository institution cannot make a capital distribution (as broadly defined to include, among other things, dividends, redemptions and other repurchases of stock) or pay management fees to any person that controls the institution if thereafter it would be undercapitalized. The appropriate federal banking agency, however, may (after consultation with the FDIC) permit an insured depository institution to repurchase, redeem, retire or otherwise acquire its shares if such action: (i) is taken in connection with the issuance of additional shares or obligations in at least an equivalent amount; and (ii) will reduce the institution's financial obligations or otherwise improve its financial condition. An undercapitalized institution generally is prohibited from increasing its average total assets. An undercapitalized institution also generally is prohibited from making acquisitions, establishing any branches or engaging in any new line of business except in accordance with an accepted capital restoration plan or with the approval of the appropriate federal banking agency. In addition, the appropriate federal banking agency is given authority with respect to any undercapitalized depository institution to take any of the actions it is required to or may take with respect to a significantly undercapitalized institution as described below if it determines that such actions are necessary to carry out the purpose of FDICIA.

    FDICIA provides that the appropriate federal regulatory agency must require an insured depository institution that is significantly undercapitalized, or is undercapitalized and either fails to submit an acceptable capital restoration plan within the time period allowed by regulation or fails in any material respect to implement a capital restoration plan accepted by the appropriate federal banking agency, to take one or more of the following actions: (i) sell a sufficient amount of equity securities to become adequately capitalized; (ii) enter into a business combination with another institution (or holding company), but only if grounds exist for appointing a conservator or receiver; (iii) restrict certain transactions with banking affiliates as if the "sister bank" exception to the requirements of Section 23A of the Federal Reserve Act ("FRA") did not exist; (iv) otherwise restrict transactions with bank or nonbank affiliates; (v) restrict interest rates that the institution pays on deposits to the rates offered in the institution's market area; (vi) restrict asset growth or reduce total assets; (vii) alter, reduce or terminate activities; (viii) hold a new election of directors; (ix) dismiss any director or senior executive officer who held office for more than 180 days immediately before the institution became undercapitalized, provided that in requiring dismissal of a director or senior officer, the agency must comply with certain procedural requirements, including the opportunity for an appeal; (x) employ "qualified" senior executive officers; (xi) cease accepting deposits from correspondent depository institutions; (xii) divest certain non-depository affiliates which pose a danger to the institution;
(xiii) be divested by the institution's holding company; and (xiv) take any other action that the agency determines would better carry out the purposes of the prompt corrective action provisions.

    In addition to the foregoing sanctions, without the prior approval of the appropriate federal banking agency, a significantly undercapitalized institution may not pay any bonus to any senior executive officer or increase the rate of compensation for such an officer without regulatory approval. Furthermore, in the case of an undercapitalized institution that has failed to submit or implement an acceptable capital restoration plan, the appropriate federal banking agency cannot approve any such bonus.

    No later than 90 days after an institution becomes critically undercapitalized, the appropriate federal banking agency for the institution must appoint a receiver (or, with the concurrence of the FDIC, a conservator) unless the agency, as well as the FDIC concludes that another course of action would be appropriate. Notwithstanding the foregoing, a receiver must be appointed after 270 days unless the FDIC concludes that the institution:
(i) has positive net worth; (ii) is in compliance with a capital restoration plan; (iii) is profitable or has a sustainable upward trend in earnings; and
(iv) is reducing its ratio of nonperforming loans to total loans and the head of the appropriate federal banking agency and the FDIC certify that the institution is viable and not expected to fail. The FDIC is required by regulation or order to "restrict the activities" of such critically undercapitalized institutions. The restrictions must include prohibitions on the following activities without prior FDIC approval: (i) entering into any material transactions not in the usual course of business; (ii) extending credit for any highly leveraged transactions; (iii) engaging in any "covered transaction" (as defined in Section 23A of the Federal Reserve Act) with an affiliate; (iv) paying excessive compensation or bonuses; and (v) paying interest on new or renewed liabilities that would increase the institution's average cost of funds to a level significantly exceeding prevailing rates in the market.

    The following table sets forth the Bank's regulatory capital position at September 30, 1997, as compared to the capital requirements to be well capitalized under the prompt corrective action provisions.

                                                                 TO BE WELL CAPITALIZED
                                                                        UNDER PROMPT
                                                                     CORRECTIVE ACTION
                                                   ACTUAL                PROVISIONS
                                               (IN THOUSANDS)          (IN THOUSANDS)
                                           ----------------------  ----------------------
                                             AMOUNT       RATIO      AMOUNT      RATIO
                                           ---------     -----     ---------    -----
Total capital (to risk weighted.......... $   7,441        18.2%  $   4,090      10%
Tier I capital (to risk weighted.........     7,218        17.6       2,454       6
Tier I capital (to average...............     7,218         8.4       4,302       5

    CONSERVATORSHIP AND RECEIVERSHIP AMENDMENTS. FDICIA amended the grounds for the appointment of a conservator or receiver for an insured depository institution to include the following events: (i) consent by the board of directors of the institution; (ii) cessation of the institution status as an insured depository institution; (iii) the institution is undercapitalized and has no reasonable prospect of becoming adequately capitalized when required to do so, fails to submit an acceptable capital plan or materially fails to implement an acceptable capital plan; or (iv) the institution is critically undercapitalized or otherwise has substantially insufficient capital. FDICIA provides that an institution's directors shall not be liable to its stockholders or creditors for consenting to the appointment of the FDIC or RTC as receiver or conservator or to a supervisory acquisition of the institution.

    OTHER DEPOSIT INSURANCE REFORMS. FDICIA amended the Federal Deposit Insurance Act to prohibit insured depository institutions that are not well-capitalized from accepting brokered deposits unless a waiver has been obtained from the FDIC. Deposit brokers are required to register with the FDIC.

    CONSUMER PROTECTION PROVISIONS. FDICIA enacted consumer oriented provisions including a requirement of notice to regulators and customers for any proposed branch closing and provisions intended to encourage the offering of "lifeline" banking accounts and lending in distressed communities. FDICIA also requires depository institutions to make additional disclosures to depositors with respect to the rate of interest and the terms of their deposit accounts.

    UNIFORM LENDING STANDARD. Under FDICIA, the federal banking agencies are required to adopt uniform regulations prescribing standards for extensions of credit that are secured by liens on interests in real estate or made for the purpose of financing the construction of a building or other improvements to real estate. Savings associations must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards (including LTV limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the Guidelines that have been adopted by the federal banking regulators.

    The Guidelines, among other things, require depository institutions to establish internal loan-to-value limits for real estate loans that are not in excess of the following supervisory limits: (i) for loans secured by undeveloped land, the supervisory LTV limit is 65% of the value of the collateral; (ii) for land development loans, the supervisory limit is 75%;
(iii) for loans for the construction of commercial, multi-family or other nonresidential property, the supervisory limit is 80%; (iv) for loans for the construction of one- to four-family properties, the supervisory limit is 85%; and (v) for loans secured by other improved property (e.g. farmland, commercial property and other income-producing property including non-owner-occupied, one-to four- family property) the supervisory limit is 85%.

    The Guidelines indicate that on a case-by-case basis it may be appropriate to originate or purchase loans with LTV ratios in excess of the supervisory LTV limits, based on the support provided by other credit factors. The aggregate amount of loans in excess of the supervisory LTV limits, however, should not exceed 100% of total capital and the total of such loans secured by commercial, agricultural, multi-family and other non-one- to four- family residential properties should not exceed 30% of total capital.

    The supervisory loan-to-value limits do not apply to certain categories of loans including loans insured or guaranteed by the United States Government and its agencies or by financially capable state, local or municipal governments or agencies, loans backed by the full faith and credit of state governments, loans that are to be sold promptly after origination without recourse to a financially responsible party, loans that are renewed, refinanced or restructured in connection with a workout, loans to facilitate sales of real estate acquired by the institution in the ordinary course of collecting a debt previously contracted and loans where the real estate is not the primary collateral.

ACCOUNTING

    Effective October 1, 1996, the Bank adopted Financial Accounting Standards Board ("FASB") Statement 122, "Accounting for Mortgage Servicing Rights." Statement 122 requires a mortgage banking enterprise to recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. A mortgage banking enterprise should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values if it is practicable to estimate those fair values. The adoption of Statement 122 had no significant impact upon the consolidated financial statements of the Bank.

    In June 1996, the FASB released SFAS No. 125, ACCOUNTING FOR TRANSFERS AND EXTINGUISHMENTS OF LIABILITIES. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 125 requires a consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, and derecognizes liabilities when extinguished. SFAS No. 125 also supersedes SFAS No. 122 and requires that servicing assets and liabilities be subsequently measured by amortization in proportion to and over the period of estimated net servicing income or loss and requires assessment for asset impairment or increases obligation based on their fair values. SFAS No. 125 applies to transfers and extinguishments occurring after December 31, 1996 and early or retroactive application was not permitted. The adoption of SFAS No. 125 had no material impact on the financial position or results of operations of the Bank.

    In March 1997, the FASB issued SFAS No. 128, EARNINGS PER SHARE, which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 simplifies the calculation of earnings per share (EPS) by replacing primary EPS with basic EPS. It also requires dual presentation of basic EPS and diluted EPS for entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings, such as stock options, warrants, or other common stock equivalents. The Bank expects SFAS No. 128 to have little impact on its earnings per share calculations in future years, other than changing terminology from primary EPS to basic EPS. All prior EPS data will be restated to conform with the new presentation.

    In June 1997, the FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME. This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Presently, there are certain changes in assets and liabilities not reported in a statement that reports results of operations for the period in which they are recognized but instead are included in balances within a separate component of equity in a statement of financial position. Statements that contain these changes include SFAS No. 87, EMPLOYERS' ACCOUNTING FOR PENSIONS, and SFAS No. 115, ACCOUNTING FOR CERTAIN DEBT AND EQUITY SECURITIES. SFAS No. 130 amends SFAS No. 87 and 115 to require that changes in the balances of items that under those statements are reported directly in a separate component of equity in a statement of financial position be reported in a financial statement that is displayed as prominently as other financial statements. Items required by accounting standards to be reported as direct adjustments to paid-in-capital, retained earnings, or other non-income equity accounts are not to be included as components of comprehensive income. SFAS No. 130 shall be effective for fiscal years beginning after December 15, 1997 with earlier application permitted. All comparative financial statements provided for earlier periods shall be reclassified to reflect application of the provisions of this statement.

RECAPITALIZATION OF SAIF AND ITS IMPACT ON SAIF PREMIUMS

    The Bank's deposits are currently insured by the Savings Association Insurance Fund (the "SAIF"), which is administered by the FDIC. Under the FDIC's "risk-based" system each institution is assigned a deposit insurance premium assessment rate. Until 1995, the risk-based deposit insurance premiums paid by institutions insured by the SAIF and the Bank Insurance Fund (the "BIF") had been assessed based on identical rate schedules having the above range of premium assessment rates. The SAIF and BIF are each required by statute to attain, and thereafter to maintain, a reserve to deposits ratio of 1.25%. The BIF attained its required reserve level in late May 1995, because of the BIF's greater premium revenues while the SAIF has not primarily due to the fact that a substantial portion of the SAIF premiums is required to be used to repay certain bonds (the "FICO Bonds") issued for the purpose of funding the resolution of failed thrift institutions.

    The FDIC had adopted amendments to its regulations to reduce substantially the deposit insurance premiums assessment rate for members of the BIF to between 0.00% and 0.27%. With respect to SAIF member institutions, the FDIC adopted a final rule to retain the existing assessment rate schedule applicable to SAIF member institutions of 0.23% to 0.31%. As a result, there was a significant disparity between the assessment rate for BIF and SAIF members. As long as the deposit rate premium disparity continued, SAIF-insured institutions such as the Bank were placed at a significant competitive disadvantage due to their higher premium costs, and the financial condition of the SAIF could worsen if its deposit base shrinks as a result of the disparity.

    On September 30, 1996, President Clinton signed the thrift fund rescue and relief package as part of an omnibus spending measure. Under the plan, premium disparity between thrifts and banks is reduced and a framework is in place to merge charters and funds. Thrifts (including thrifts converted to savings banks) were required to make a one-time special assessment of approximately 66 basis points against an assessment base of March 31, 1995 deposits to capitalize SAIF. On an on-going basis, SAIF members such as the Bank will pay $.0644 on every $100 in deposits, down from $.23, a 70 percent reduction. The Bank's special assessment amounted to $440,046 and is included in accrued expenses and other liabilities in the accompanying September 30, 1996 balance sheet.

HOLDING COMPANY REGULATION

    GENERAL. The Company, as the sole shareholder of the Bank, is a bank holding company. Bank holding companies are subject to comprehensive regulation and regular examinations by the FRB under the Bank Holding Company Act ("BHCA"), and the regulations of the FRB. The FRB also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

    Under FRB policy, a bank holding company must serve as a source of strength for its subsidiary bank. Under this policy, the FRB may require, and has required in the past, a holding company to contribute additional capital to an undercapitalized subsidiary bank.

    Under the BHCA, a bank holding company must obtain FRB approval before:
(i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company.

    The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the FRB includes, among other things, operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers' checks and United States Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers.

    DIVIDENDS. The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB's view that a bank holding company should pay cash dividends only to the extent that the holding company's net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company's capital needs, asset quality and overall financial condition. The FRB also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the FRB, the FRB may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized."

    Bank holding companies are required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the consolidated net worth of the bank holding company. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, FRB order, or any condition imposed by, or written agreement with, the FRB. This notification requirement does not apply to any company that meets the well-capitalized standard for commercial banks, has a safety and soundness examination rating of at least a "2" and is not subject to any unresolved supervisory issues.

FEDERAL SECURITIES LAW

    The common stock of the Company is registered with the Securities and Exchange Commission ("SEC") under the Exchange Act. The Company is also subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

    Company Common Stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration, unless such Common Stock is sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

FEDERAL HOME LOAN BANK SYSTEM

    The Bank is a member of the FHLB-Chicago, which is one of the 12 regional Federal Home Loan Banks. As a member of the FHLB, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 1/20 (or such greater fraction as established by the FHLB) of outstanding FHLB advances. At September 30, 1997, the Bank had $618,800 in FHLB stock, which was in compliance with this requirement. In past years the Bank has received dividends on its FHLB stock. Over the past two years such dividends have averaged 6.78%, and were 6.81% for the fiscal year ended September 30, 1997. All 12 Federal Home Loan Banks are required by law to provide financial assistance for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions could cause rates on the FHLB advances to increase and could affect adversely the level of FHLB dividends paid and the value of FHLB stock in the future.


    The FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (I.E., advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board (the "FHFB").

    FHLB advances are subject to certain collateral requirements. First, all advances must be fully secured by sufficient collateral as determined by the FHLB. Eligible collateral consists of first mortgage loans fewer than a specified number of days delinquent. Other forms of collateral may be accepted as collateralization or, under certain circumstances, to renew outstanding advances. All long-term advances are required to be used to provide funds for residential home financing. In addition, the FHLB has established standards of community service that members must meet to maintain access to long-term advances. In addition, pursuant to FHLB regulations, each FHLB is required to establish programs for affordable housing that involve interest subsidies from the FHLBs on advances to members engaged in lending at subsidized interest rates for low- and moderate-income, owner-occupied housing and affordable housing, and certain other community purposes.

                          FEDERAL AND STATE TAXATION

    FEDERAL TAXATION. For federal income tax purposes, the Company, the Bank and the Bank's subsidiary will file a consolidated federal income tax return on a fiscal year basis. The Company and the Bank are subject to the rules of federal income taxation generally applicable to corporations under the Internal Revenue Code of 1986, as amended (the "Code").

    Most corporations are not permitted to make deductible additions to bad debt reserves under the Code. However, savings and loan associations and savings banks such as the Bank, which meet certain tests prescribed by the Code are permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction form "non-qualifying loans" is computed under the experience method. For tax years beginning before December 31, 1995, the amount of the bad debt reserve deduction for "qualifying real property loans" (generally, loans secured by improved real estate) may be computed under either the experience method or the percentage of taxable income method (based on an annual election). If a savings and loan association or savings bank elected the latter method, it could claim, each year, a deduction based on a percentage of taxable income, without regard to actual bad debt experience. Under the experience method, the bad debt reserve deduction is an amount determined under a formula based upon the bad debts actually sustained by the institution over a period of years.

    Under recently enacted legislation, the percentage of taxable income method has been repealed for years beginning after December 31, 1995. Pursuant to this legislation, the Bank will continue to be permitted to use the experience method, but will be required to recapture (i.e., take into income) over a six year period its applicable excess reserves, i.e., the balance of its reserves for losses on qualifying loans and non-qualifying loans, as of the close of the last tax year beginning before January 1, 1996, over the greater of (a) the balance of such reserves as of December 31, 1987 (pre-1988 reserves) or (b) an amount that would have been the balance of such reserves as of the close of the last tax year beginning before January 1, 1996 had the bank always computed the additions to its reserves using the experience method. Postponement of the recapture is possible for a two-year period if an institution meets a minimum level of mortgage lending for 1996 and 1997. As of September 30, 1997, the Bank's bad debt reserve subject to recapture over a five-year period totaled approximately $130,000.

    If an institution ceases to qualify as a "bank" (as defined in code
Section 581) or converts to a credit union, the pre-1988 reserves and the supplemental reserve are restored to income ratably over a six-year period, beginning in the tax year the institution no longer qualifies as a bank. The balance of the pre-1988 reserves are also subject to recapture in the case of certain excess distributions to (including distributions on liquidation and disillusion), or redemptions of, shareholders.

    Effective October 1, 1993, the Bank adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. To the extent that current available evidence about the future raises doubt about the realization of a deferred tax asset, a valuation allowance must be established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    The Bank is subject to the corporate alternative minimum tax which is imposed to the extent it exceeds the Bank's regular income tax for the year. The alternative minimum tax will be imposed at the rate of 20% of a specially computed tax base. Included in this base will be a number of preference items, including the following: (i) 100% of the excess of a savings association's bad debt deduction over the amount that would have been allowable on the basis of actual experience; (ii) interest on certain tax-exempt bonds issued after August 7, 1986; and (iii) for years beginning after 1989 an amount equal to 75% of the amount by which a savings association's "adjusted current earnings" (as specially defined) exceeds its taxable income with certain adjustments, including the addition of preference items. In addition, for purposes of the new alternative minimum tax, the amount of alternative minimum taxable income that may be offset by net operating losses is limited to 90% of alternative minimum taxable income.

    DISTRIBUTIONS. To the extent that the Bank makes "nondividend distributions" to the Company, such distributions will be considered to result in distributions from the balance of its bad debt reserve as of December 31, 1987 (or a lesser amount if the Bank's loan portfolio decreased since December 31, 1987) and then from the supplemental reserve for losses on loans ("Excess Distributions"), and an amount based on the Excess Distributions will be included in the Bank's taxable income. Nondividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserve. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a "nondividend distribution," then approximately one and one-half the times the Excess Distribution would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state and local taxes). The Bank does not presently intend to pay dividends that wold result in a recapture of any portion of its tax bad debt reserve.

    CORPORATE ALTERNATIVE MINIMUM TAX. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. In addition, only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on corporations, including the Bank, whether or not an Alternative Minimum Tax is paid.

    DIVIDENDS-RECEIVED DEDUCTION. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Bank will not file a consolidated tax return, except that if the Company or the

Bank owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

    ILLINOIS TAXATION. The Company and the Bank are subject to Illinois taxation and file Illinois income tax returns. For Illinois income tax and replacement tax purposes, the Bank was taxed at a rate equal to 7.13% of income during 1996. For these purposes, "net income" generally means federal taxable income, subject to certain adjustments (including the addition of interest income on state and municipal obligations). The exclusion of income on United States Treasury obligations has the effect of reducing the Illinois taxable income of savings associations.

    The Bank has been audited by the Internal Revenue Service through August 31, 1984. For additional information regarding taxation, see Note 11 of Notes to Consolidated Financial Statements.


PERSONNEL

    As of September 30, 1997, the Bank and its subsidiary had a total of 28 full-time and 19 part-time employees. None of the Bank's employees is represented by a collective bargaining group. Management believes its relationship with the Bank's employees is good.

ITEM 2. PROPERTIES

PROPERTIES

    The Bank conducts business through its main office located in Pekin, Illinois, and one branch office located in Manito, Illinois. The following table sets forth certain information concerning the main office and the Bank's branch office at September 30, 1997. The aggregate net book value of the Bank's premises and equipment was $1,051,000 at September 30, 1997. The Bank believes that its current facilities are adequate to meet the present and immediately foreseeable needs of the Bank.

     LOCATION                       YEAR OPENED    OWNED OR LEASED
     ---------------------------  ---------------  ----------------
     601-617 Court St.
     Pekin, IL 61554                 1969             Owned

     108 South Adams Street
     Manito, IL 61546                1979             Owned


    The Bank's accounting and record keeping activities are maintained on an on-line base with an independent service bureau. The Bank owns data processing equipment it uses for its internal processing needs. The net book value of such data processing equipment at September 30, 1997, was $47,738.

ITEM 3. LEGAL PROCEEDINGS

    There are various claims and lawsuits in which the Bank is periodically involved, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders, through this solicitation of proxies or otherwise, during the quarter ended September 30, 1997.

                                    PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED
         SECURITY HOLDER MATTERS

    The "Stockholder Information" section of the annual report to stockholders for the fiscal year ended September 30, 1997 (the "Annual Report to Stockholders") is incorporated herein by reference. No other sections of the Annual Report to Stockholders are incorporated herein by this reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

    The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Annual Report to Stockholders is incorporated herein by reference. No other sections of the Annual Report to Stockholders are incorporated herein by this reference.

ITEM 7.  FINANCIAL STATEMENTS

    Pages 14 through 41 of the Annual Report to Stockholders are incorporated herein by reference. No other sections of the Annual Report to Stockholders are incorporated herein by this reference.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

    There has been no current report on Form 8-K filed within twenty four months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principal or financial statement disclosure.

                                   PART III

ITEM 9. DIRECTORS AND PRINCIPAL OFFICERS OF THE BANK

    (a) Information concerning the directors of the Company is incorporated herein by reference hereunder in the Proxy Statement.

    (b) Set forth below is information concerning the principal executive officers of the Company.

      NAME                AGE        POSITIONS HELD WITH THE COMPANY
--------------------      ---      ----------------------------------

James A. Crafton           56      Vice President--Installment Loans

Lisa M. Harness            40      Vice President--Loan Servicing

David E. Riley             36      Vice President--Mortgage Loans

Eugene Van Vooren          65      Vice President and Treasurer

ITEM 10.  MANAGEMENT COMPENSATION

    Information with respect to management compensation and transactions required under this item is incorporated by reference hereunder in the Proxy Statement.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

    Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Proxy Statement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information concerning certain relationships and related transactions is incorporated herein by reference from the Proxy Statement.

ITEMS 13.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)(1) Financial Statements

    The following information appearing in the Registrant's Annual Report to Stockholders for the year ended September 30, 1997, is incorporated by reference in this Annual Report on Form 10-KSB as Exhibit 13.

ANNUAL REPORT SECTION
---------------------

Independent Auditor's Report                             14

Consolidated Balance Sheets                              15

Consolidated Statements of Income                        16

Consolidated Statements of Changes in
Stockholders' Equity                                     18

Consolidated Statements of Cash Flows                    19

Notes to Consolidated Financial Statements               21


    With the exception of the aforementioned information, the Registrant's Annual Report to Stockholders for the year ended September 30, 1997 is not deemed filed as part of this Annual Report on Form 10-KSB.

    (a)(2) Financial Statement Schedules

    All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

    (b) Reports on Form F-3:

    Pekin Savings Bank did not file any Current Reports on Form F-3 with the Federal Deposit Insurance Corporation during the last quarter of the fiscal year ended September 30, 1997.

    (c) Exhibits
                                                       REFERENCE TO PRIOR
                                                        FILING OR EXHIBIT
  REGULATION S-K                                        NUMBER ATTACHED
  EXHIBIT NUMBER                DOCUMENT                      HERETO
----------------- -------------------------------   ---------------------------

      2                 Plan of Acquisition                      None
                         or Reorganization

      3               Articles of Incorporation                   3.1

      3                       Bylaws                              3.2

      4            Instruments defining the rights                3.1
                    of security holders, including
                            debentures

      9                  Voting Trust Agreement                  None

     10                    Material contracts                    None

     11                Statement re: computation of               Not
                          per share earnings                   Required

     12                      Statement re:                        Not
                          computation of ratios                Required

     13                  Form of Annual Report                      13
                          to Security Holders

     18                    Letter re: change                      None
                        in accounting principles

     21                 Subsidiaries of Registrant                   21

     22                Published Reports Regarding                None
                          Matters Submitted to
                        Vote of Security Holders

     23                Consent of Experts and Counsel          Not Applicable

     24                      Power of Attorney                  Not Required

     27                   Financial Data Schedule                    27

     99                     Additional Exhibits                     None


------------------------
* Filed as exhibits to the Registrant's Application for Approval of Conversion on Form AC, filed with the Office of Thrift Supervision on June 30, 1992, as amended on August 7, 1992. All such previously filed documents is are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       PROGRESSIVE BANCORP, INC. Date:



January 9, 1998                        By: /s/ Arthur E. Krile, Jr.
----------------------                     -------------------------------
                                           Arthur E. Krile, Jr.
                                           President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By: /S/ Arthur E. Krile, Jr            By: /s/ Eugene Van Vooren
   ---------------------------            ---------------------------
   Arthur E. Krile, Jr.                   Eugene Van Vooren
   President, Chief Executive             Vice President and Treasurer
    Officer and Director                  (Principal Financial Officer)
   (Principal Executive Officer)

   Date: January 9, 1998                  Date: January 9, 1998



By: /s/ Orville G. Deppert             By: /s/ R.H. More
   ---------------------------            ---------------------------
   Orville G. Deppert                     R.H. More
   Chairman of the Board and              Vice Chairman of the Board and
     Director                               Director

   Date: January 9, 1998                  Date: January 9, 1998



By: /S/ John L. Steger                 By: /s/ James S. Wolf
   ---------------------------            ---------------------------
   John L. Steger                         James S. Wolf
   Director                               Director

   Date: January 9, 1998                  Date: January 9, 1998


By: /s/ Patrick E. Oberle              By: /s/ E. Glen Rittenhouse
   ---------------------------            ---------------------------
   Patrick E. Oberle                      E. Glen Rittenhouse
   Director                               Senior Vice President,
                                            Secretary and Director

   Date: January 9, 1998                  Date: January 9, 1998