Form 10QSB
period 1997-12-31
PROGRESSIVE BANCORP INC
filed 1998-02-17
CIK 1044610

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      450 5TH STREET, N.W.
                     WASHINGTON, D. C. 20549


                           FORM 10-QSB

(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

                               OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ------------- to -----------------
                   Commission File No. 0-23571


                    PROGRESSIVE BANCORP, INC.
            ----------------------------------------
     (Exact name of registrant as specified in its charter)


         Delaware                            36-4178818
-----------------------------------------------------------------
(State or other jurisdiction      (I.R.S. Employer Identification
    of incorporation or                          No.)
      organization)

601-617 Court Street, Pekin, Illinois             61554
(Address of principal executive office)        (Zip Code)


       Registrant's telephone number, including area code
                         (309)-347-5101

                         Not applicable
             ------------------------------------------
      (Former name, former address and former fiscal year,
                  if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.


                  Class             Outstanding December 31, 1997
-----------------------------------------------------------------
       Common Stock, par value                  168,172
            $.01 per share

           PROGRESSIVE BANCORP, INC. AND SUBSIDIARIES

                              INDEX

PART I.   FINANCIAL INFORMATION                              Page

     Item 1.   Financial Statements

          Consolidated Balance Sheets as of
           December 31, 1997 (Unaudited) and
           September 30, 1997                                   1

          Consolidated Statements of Income (Unaudited)
           for the three months ended December 31, 1997
           and 1996                                           2-3

          Consolidated Statements of Cash Flows (Unaudited)
           for the three months ended December 31, 1997
           and 1996                                           4-5

          Notes to Consolidated Financial Statements
           (Unaudited)                                        6-7

     Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                   8-10

PART II.  OTHER INFORMATION   11

                 PART I.  FINANCIAL INFORMATION

                  Item 1.  Financial Statements

           PROGRESSIVE BANCORP, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS


                                                                 December 31,    September 30,
                                                                     1997             1997
                                                                 (Unaudited)
ASSETS


Cash and amounts due from banks                                   $  1,239,144      $     925,795
Interest-bearing deposits                                            2,943,019          4,042,707
Money market investments and investment securities:
  Held-to-maturity, at amortized cost (estimated market
   value of $5,681,000 and $6,101,695, respectively)                 5,706,000          6,095,717
  Available-for-sale, at market value                                6,813,511          5,788,174
Mortgage-backed securities:
  Held-to-maturity, at amortized cost (estimated market
   value of $4,642,000 and $5,219,101, respectively)                 4,616,067          5,185,045
  Available-for-sale, at fair value                                  3,298,000          2,937,508
Loans receivable, net                                               58,238,731         57,937,437
Accrued interest receivable                                            501,568            502,868
Real estate owned, net of allowance for losses of
 $4,600 and zero, respectively                                         236,841                  -
Premises and equipment                                               1,029,153          1,050,625
Other assets                                                           957,147            946,365

Total assets                                                      $ 85,579,181      $  85,412,241

LIABILITIES AND STOCKHOLDER'S EQUITY

Deposits                                                          $ 68,911,039      $  69,058,706
Borrowed funds                                                       8,000,000          8,000,000
Advances from borrowers for taxes and insurance                        364,141            188,439
Accrued expenses and other liabilities                                 808,576            845,356

     Total liabilities                                              78,083,756         78,092,501

Stockholder's equity:
  Serial preferred stock, $.01 par value, 50,000
   shares authorized, no shares issued and outstanding                       -                  -
  Common stock, $.01 par value, 250,000 shares
   authorized, 168,172 shares issued and outstanding
   December 31, 1997 and September 30, 1997,
   respectively                                                          1,682              1,682
  Paid-in surplus                                                    1,367,605          1,367,605
  Retained earnings, substantially restricted                        6,057,063          5,898,816
  Net unrealized gain on available-for-sale securities,
   net of taxes                                                         69,075             51,637

     Total stockholder's equity                                      7,495,425          7,319,740

Total liabilities and stockholder's equity                        $ 85,579,181      $  85,412,241

See accompanying notes to consolidated financial statements.

           PROGRESSIVE BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME

                           (Unaudited)


                                                       Three Months Ended
                                                           December 31,
                                                       1997          1996
Interest income
  Loans receivable:
    First mortgage loans                       $   896,203     $   878,669
    Other loans                                    283,168         250,809
  Mortgage-backed securities                       128,426         174,686
  Interest-bearing deposits                         51,941          33,061
  Money market investments and investment
   securities                                      191,744         173,426

     Total interest income                       1,551,482       1,510,651


Interest on deposits                               879,458         835,874

Interest on borrowed funds                         116,074         122,104

     Total interest expense                        995,532         957,978

     Net interest income                           555,950         552,673

Provision for loan losses                            3,001           3,000

     Net interest income after provision
      for loan losses                              552,949         549,673

Noninterest income
  Service charges                                   37,730          33,702
  Travel agency fees, net of direct expenses        51,742          58,814
  Commissions from annuities                             -           9,346
  Net gain on sale of loans held for sale           21,446          38,542
  Loan origination fees                             26,038          24,885
  Other                                             33,492          38,063

     Total noninterest income                      170,448         203,352

           PROGRESSIVE BANCORP, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF INCOME (Continued)

                           (Unaudited)

                                                       Three Months Ended
                                                           December 31,
                                                       1997          1996
Noninterest expense
  Compensation and benefits                    $   263,384     $   251,603
  Premises and equipment                            72,286          65,064
  Advertising and promotion                          8,391          17,877
  Data processing                                   29,293          31,693
  Federal insurance premiums                        10,761          10,362
  Real estate owned expense, net of income           5,875          11,630
     Other operating expenses                      86,577          90,217

     Total noninterest expense                     476,567         478,446

     Income before income taxes                    246,830         274,579

Income taxes                                        88,583          92,590

     Net income                                $   158,247     $   181,989

Per common share data
  Basic earnings per share                     $       .94     $      1.09
  Weighted average shares outstanding          $   168,172     $   167,550
  Earnings per common share-assuming dilution  $       .89     $      1.03
  Weighted average shares outstanding-
   assuming dilution                           $   178,757     $   176,329


           PROGRESSIVE BANCORP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (Unaudited)

                                                       Three Months Ended
                                                           December 31,
                                                       1997          1996
Cash flows from operating activities
  Net income                                   $   158,247     $   181,989
  Adjustments to reconcile net income to
   net cash provided by (used in)
   operating activities:
    Depreciation                                    26,774          25,155
    Loss on sale of real estate owned                    -           1,651
    Provision for losses on real estate owned        4,600               -
    Provision for loan losses                        3,001           3,000
    Net gain on sale of loans held for sale        (21,446)        (38,542)
    (Increase) decrease in accrued interest
     receivable                                      1,300            (350)
    Premium amortization, net of discount
     accretion on mortgage-backed and investment
     securities                                     (2,759)         (4,616)
    Decrease in accrued expenses and other
     liabilities                                   (36,780)       (293,009)
    (Increase) decrease in other assets            (19,766)          4,033

     Total adjustments                             (45,076)       (302,678)

  Origination of loans held for sale            (1,613,837)     (2,936,998)
  Proceeds from sales of loans held for sale     1,635,283       2,975,540

     Net cash provided by (used in)
      operating activities                         134,617        (82,147)

Cash flows from investing activities
  Principal received on mortgage-backed securities:
    Held-to-maturity                               569,912        232,045
    Available-for-sale                             158,310        135,301
  Proceeds from the maturity of investment
   securities held-to-maturity                     500,000        500,000
  Proceeds from the sale of investment securities
   available-for-sale                                    -          1,903
  Purchase of mortgage-backed securities:
    Available-for-sale                            (502,500)             -
  Purchase of investment securities:
    Available-for-sale                          (1,013,675)        (5,703)
    Held-to-maturity                              (110,000)             -
  Net increase (decrease) in loans receivable     (545,736)     1,689,091
  Purchases of premises and equipment               (5,302)       (35,665)
  Proceeds from sale of real estate owned                -         25,000
  Capital expenditures on real estate owned              -        (17,640)

     Net cash provided by (used in)
      investing activities                        (948,991)     2,524,332

           PROGRESSIVE BANCORP, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                           (Unaudited)


                                                       Three Months Ended
                                                           December 31,
                                                       1997          1996
Cash flows from financing activities
  Net decrease in deposits                     $   (147,667)   $   (339,472)
  Net increase in advances from borrowers           175,702         173,755
  Common stock options exercised                          -          14,343

     Net cash provided by (used in) financing
      activities                                     28,035        (151,374)

Net (DECREASE) increase in cash and cash
 equivalents                                       (786,339)      2,290,811

Cash and cash equivalents at
 beginning of period                              4,968,502       2,690,256

Cash and cash equivalents at end of
  period                                       $  4,182,163    $  4,981,067

Supplemental disclosures of
 cash flow information
  Cash paid during the periods for:
   Interest on deposits and borrowed funds     $    995,232    $    957,861

     Income taxes, net of refunds              $          -    $          -

SUPPLEMENTAL DISCLOSURE OF NONCASH
 INVESTING ACTIVITIES
  Transfers from loans to real estate acquired
   through foreclosure                         $    241,441    $     18,328

           PROGRESSIVE BANCORP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           (Unaudited)

Note 1 - Basis of Presentation

On October 10, 1997, the stockholders approved the reorganization of Pekin Savings, s.b. (Bank) into a holding company form of ownership to which the Bank became a wholly owned subsidiary of Progressive Bancorp, Inc. (Company), a newly formed Delaware corporation, and each outstanding share of common stock of the Bank was exchanged for one share of common stock of Progressive Bancorp, Inc. On November 6, 1997, the reorganization was completed. The transaction was accounted for in a manner similar to the pooling-of-interest method of accounting. Accordingly, the financial information relating to periods prior to November 6, 1997 is reported under the name of Progressive Bancorp, Inc.

The stockholders also approved an amendment to the Articles of Incorporation of the Bank to change the name of the Bank from Pekin Savings, s.b. to "Pekin Savings Bank."

The Company's unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management of the Company, however, the consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) which are necessary to present fairly the consolidated financial position and the consolidated results of operations of the Company. The consolidated results of operations for the three month periods ended December 31, 1997 and 1996 are not necessarily indicative of the results which may be expected for an entire year.


NOTE 2 - ACCOUNTING CHANGES

In March 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, Earnings Per Share, which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 simplifies the calculation of earnings per share (EPS) by replacing primary EPS with basic EPS. It also requires dual presentation of basic EPS and diluted EPS for entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings, such as stock options, warrants, or other common stock equivalents. The adoption of SFAS No. 128 had no impact on its earnings per share calculations, other than changing terminology for earnings per share assuming dilution. All prior period EPS data was restated to conform with the new presentation.


Note 3 - EARNINGS PER COMMON Share

Basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period. Earnings per common share - assuming dilution is computed based upon the weighted average number of shares outstanding during the period plus the shares that would be outstanding assuming the exercise of the dilutive stock options which are considered to be common stock equivalents. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock.

           PROGRESSIVE BANCORP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           (Unaudited)

NOTE 4 - NEW ACCOUNTING STANDARDS

In June 1997, the FASB issued SFAS 130, Reporting Comprehensive Income. This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Presently, there are certain changes in assets and liabilities not reported in a statement that reports results of operations for the period in which they are recognized but instead are included in balances within a separate component of equity in a statement of financial position. SFAS 130 amends SFAS 87 and 115 to require that changes in the balances of items that under those statements are reported directly in a separate component of equity in a statement of financial position be reported in a financial statement that is displayed as prominently as other financial statements. Items required by accounting standards to be reported as direct adjustments to paid-in-capital, retained earnings, or other nonincome equity accounts are not to be included as components of comprehensive income. SFAS 130 shall be effective for fiscal years beginning after December 15, 1997 with earlier application permitted. All comparative financial statements provided for earlier periods shall be reclassified to reflect application of the provisions of this statement.


NOTE 5 - YEAR 2000 COMPLIANCE

A significant issue has emerged in the banking industry and for the economy overall regarding how existing application software programs and operating systems can accommodate the date value for the year 2000. The financial impact to the Company to ensure year 2000 compliance is not anticipated by management to be material to the financial position, results of operations, or cash flow of the Company.

        Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations

FINANCIAL CONDITION

Total assets increased by $167,000 or 0.2 percent from September 30, 1997 to December 31, 1997. Interest-bearing deposits decreased $1.1 million or 27.2 percent from September 30, 1997 to December 31, 1997. All money market investments and investment securities increased $636,000 or 5.3 percent from September 30, 1997 to December 31, 1997. Loans receivable, net increased $302,000 or 0.5 percent for this period. Real estate owned, net of allowance for losses, was $237,000 at December 31, 1997, compared to no balance at September 30, 1997. Deposits decreased $148,000 or 0.2 percent from September 30, 1997 to December 31, 1997.


CAPITAL

Total equity increased $175,000 or 2.4 percent to $7.5 million during the three months ended December 31, 1997. This increase included an improvement in net unrealized gain on the available-for-sale securities, net of taxes, of $17,000 or 33.8 percent. The FDIC requires that the Company meet minimum amounts and ratios of total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I Capital (as defined) to average assets (as defined). As of December 31, 1997, the Company had total capital of $7.6 million or 18.5 percent of risk-weighted assets, Tier I Capital of $7.4 million or 17.9 percent of risk-weighted assets, and Tier I Capital of $7.4 million or 8.6 percent of average assets. As of December 31, 1997, the Company was in full compliance with all three minimum capital requirements.


LIQUIDITY

FDIC regulations require that savings banks maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, and specified United States Government, state, or federal agency obligations) equal to a monthly average of not less than 5 percent of its net withdrawable deposits plus short-term borrowing. At December 31, 1997, the Company's average liquidity position was $9.9 million or 14.2 percent compared to $12.9 million or 18.1 percent at September 30, 1997. The Company adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes escrowed on mortgage loans, repayment of borrowing, when applicable, and loan commitments. The Company also adjusts liquidity as appropriate to meet its asset, liability, and management objectives.

                      RESULTS OF OPERATIONS


INTEREST INCOME

Interest income increased 2.7 percent or $41,000 for the three months ended December 31, 1997, compared to the three months ended December 31, 1996. The balance of average earning assets was $82.2 million for a $2.7 million increase for the three months ended December 31, 1997, compared to $79.5 million for the three months ended December 31, 1996. The average yield on interest earning assets was 7.8 percent during both the three months ended December 31, 1997 and December 31, 1996. The increase in the Company's earning assets resulted in the increase in interest income.


INTEREST EXPENSE

Interest expense increased 3.9 percent or $38,000 for the three months ended December 31, 1997, compared to the three months ended December 31, 1996. This increase resulted from an increase in the average costs of deposits and borrowed funds to 5.2 percent for the three months ended December 31, 1997, compared to
5.1 percent for the three months ended December 31, 1996. Also, contributing to this increase was an increase in the Company's average deposit base of $1.4 million from December 31, 1996 to December 31, 1997.


NET INTEREST INCOME

Net interest income increased by 0.6 percent or $3,000 for the three months ended December 31, 1997, compared to the three months ended December 31, 1996. This resulted from the net increase in average earning assets over the average deposit base of $1.3 million for the three months ended December 31, 1997 compared to the three months ended December31, 1996. Offsetting this increase, the Company's net interest spread decreased from
2.7 percent for the three months ended December 31, 1996, to an interest spread of 2.6 percent for the three months ended December 31, 1997.


PROVISION FOR LOAN LOSSES

The Company made provision for loan losses of $3,000 for the three months ended December 31, 1997 and 1996. The Company experienced an increase in the three months ended December 31, 1997 in real estate owned; however, loan charge-off remains low and the Company's delinquencies remain stable.


NONINTEREST INCOME

Noninterest income decreased 16.2 percent or $33,000 for the three months ended December 31, 1997, compared to the three months ended December 31, 1996. The lower level of noninterest income resulted from decreased activity in the Company's wholly owned service corporation, Pekin Financial Services. Travel agency fees, net of direct expenses, decreased $7,000 and commissions from annuities decreased $9,000 for the three months ended December 31, 1997 compared to the three months ended December 31, 1996. Net gain on sale of loans held for sale decreased $17,000 for the three months ended December 31, 1997, compared to the three months ended December 31, 1996.

NONINTEREST EXPENSE

Noninterest expense decreased 0.4 percent or $2,000 for the three months ended December 31, 1997, compared to the three months ended December 31, 1996. Compensation and benefits costs increased $12,000. Any discussion of "Income Taxes" primarily a result of regular compensation merit increases. Advertising and promotion costs decreased $10,000, mainly due to a reduction in promotion costs related to the Company's ATM units since they have been operational for a full year. Real estate owned expense, net of income decreased $6,000. This decrease resulted from less activity in the Company's real estate owned operations.

NET INCOME

Net income decreased 13.0 percent or $24,000 for the three months ended December 31, 1997, compared to the three months ended
December 31, 1996. The decrease in net income was primarily a result of decreased noninterest income of $33,000.

           PROGRESSIVE BANCORP, INC. AND SUBSIDIARIES


PART II.  OTHER INFORMATION


Item 1.   Legal Proceeding

          There are no material legal proceedings to which the Company or the Bank is a party or of which any of their property is subject. From time to time, the Bank is a party to various legal proceedings incident to its business.

Item 2.   Changes in Securities

          None.

Item 3.   Defaults upon Senior Securities

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

          The following matters were submitted to a vote of security holders at a Special Meeting of Stockholders of the Bank on October 10, 1997:

          (i) The approval of the reorganization of the Bank into the holding company form of ownership by approving an Agreement and Plan of Reorganization, pursuant to which the Bank will become a wholly owned subsidiary of Progressive Bancorp, Inc., a newly formed Delaware corporation, and each outstanding share of Common Stock of the Bank will be converted into one share of Common Stock of Progressive Bancorp, Inc.;

          (ii) The adjournment of the Special Meeting to a later date if an insufficient number of shares are present in person or by proxy at the Special Meeting to approve the Agreement and Plan of Reorganization; and

          (iii) The approval of an amendment to the Articles of Incorporation of the Bank to change the name of the Bank to "Pekin Savings Bank."

     The ratification of the Agreement and Plan of Reorganization was approved by a vote of 129,726 votes in favor, 825 opposed and 300 abstaining. The ratification of the amendment to the Articles of Incorporation was approved by a vote of 141,354 votes in favor, 25 opposed and 100 abstaining.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits: none

          (b)  Reports on Form 8-K: none

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PROGRESSIVE BANCORP, INC.
                                   (Registrant)


DATE: February 13, 1998       BY:  /s/ Arthur E. Krile, Jr.
                                   ------------------------------
                                   Arthur E. Krile, Jr.,
                                   President and Chief Executive
                                   Officer