Form 10QSB
period 1998-03-31
PROGRESSIVE BANCORP INC
filed 1998-05-15
CIK 1044610

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             450 5TH STREET, N.W.
                            WASHINGTON, D. C. 20549
                      -----------------------------------

                                  FORM 10-QSB

(Mark One)
   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----  EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998
                               --------------

                                      OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

For the transition period from  ________________ to   _________________

Commission File No. 0-23571


                           PROGRESSIVE BANCORP, INC.
                           -------------------------
            (Exact name of registrant as specified in its charter)


         Delaware                                           36-4178818
       ------------                                        ------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)


601-617 Court Street, Pekin, Illinois                          61554
-------------------------------------                       -----------
(Address of principal executive office)                      (Zip Code)


Registrant's telephone number, including area code (309)-347-5101
                                                   --------------

Not applicable
----------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X  .  No      .
                                        -----      -----

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

              Class                                   Outstanding May 14, 1998
--------------------------------------                ------------------------
Common Stock, par value $.01 per share                         143,197

                  PROGRESSIVE BANCORP, INC. AND SUBSIDIARIES


                                     INDEX

                                                                                       PAGE
PART I. FINANCIAL INFORMATION
     Item 1. Financial Statements

             Condensed Consolidated Balance Sheets as of March 31, 1998
              (Unaudited) and September 30, 1997........................................3

             Condensed Consolidated Statements of Income (Unaudited) for the
              Three months ended March 31, 1998 and 1997 and the six months ended March 31, 1998 and 1997.............................................4

             Condensed Consolidated Statements of Cash Flows (Unaudited) for the
              Three months ended March 31, 1998 and 1997 and the six months ended March 31, 1998 and 1997.............................................6

             Notes to Condensed Consolidated Financial Statements.......................8

     Item 2. Management's Discussion and Analysis of Financial Condition and
                Results of Operations...................................................9

PART II.  OTHER INFORMATION............................................................12

                         PART I. FINANCIAL INFORMATION

                         Item 1. Financial Statements

                  PROGRESSIVE BANCORP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                   March 31,
                                                                                     1998           September 30,
                                                                                  (Unaudited)           1997
                                                                                ---------------   ----------------
                                        ASSETS
Cash and amounts due from banks                                                 $     2,151,096   $        925,795
Interest-bearing deposits                                                             2,008,451          4,042,707
Money market investments and investment securities:
     Held-to-maturity, at amortized cost (estimated fair value
         of $5,732,760 and $6,101,695, respectively)                                  5,718,221          6,095,717
     Available-for-sale, at fair value                                                7,790,159          5,788,174
Mortgage-backed securities:
     Held-to-maturity, at amortized cost (estimated fair value
         of $4,310,766 and $5,219,101, respectively)                                  4,290,212          5,185,045
     Available-for-sale, at fair value                                                3,221,867          2,937,508
Loans receivable, net of allowance for loan loss of
     $226,784 and $223,121, respectively                                             58,901,371         57,937,437
Other assets                                                                          2,716,445          2,499,858
                                                                                      ---------          ---------
Total assets                                                                    $    86,797,822   $     85,412,241
                                                                                =    ==========   =     ==========

                            LIABILITIES AND STOCKHOLDERS EQUITY

Deposits                                                                        $    68,036,989   $     69,058,706
Borrowed funds                                                                        9,500,000          8,000,000
Accrued expenses and other liabilities                                                1,553,087          1,033,795
                                                                                      ---------          ---------
                  Total liabilities                                                  79,090,076         78,092,501
                                                                                     ----------         ----------
Stockholders equity:
     Serial preferred stock, $.01 par value, 50,000 shares
         authorized, no shares issued and outstanding                                        -                  -
     Common stock, $.01 par value, 250,000 shares
         authorized, 168,197 and 168,172 shares issued
         and outstanding at March 31, 1998 and
         September 30, 1997, respectively                                                 1,682              1,682
     Paid-in surplus                                                                  1,367,855          1,367,605
     Retained earnings, substantially restricted                                      6,289,437          5,898,816
     Net unrealized gain on available-for-sale securities,
         net of taxes                                                                    48,772             51,637
                                                                                         ------             ------
                  Total stockholders equity                                           7,707,746          7,319,740
                                                                                      ---------          ---------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                                       $    86,797,822   $     85,412,241
                                                                                =    ==========   =     ==========

    See accompanying notes to condensed consolidated financial statements.

                  PROGRESSIVE BANCORP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)


                                                                      Three Months Ended              Six Months Ended
                                                                           March 31,                      March 31,
                                                                           ---------                      ---------
                                                                     1998            1997            1998            1997
                                                                     ----            ----            ----            ----
INTEREST INCOME
   Loans receivable:
      First mortgage loans                                      $    895,927    $    859,553   $   1,792,130   $   1,738,222
      Other loans                                                    283,166         251,739         566,334         502,548
   Mortgage-backed securities                                        125,609         163,028         254,035         337,714
   Interest-bearing deposits                                          38,852          53,300          90,793          86,361
   Money market investments and investment
      securities                                                     210,978         164,885         402,722         338,311
                                                                     -------         -------         -------         -------

         Total interest income                                     1,554,532       1,492,505       3,106,014       3,003,156
                                                                   ---------       ---------       ---------       ---------


INTEREST ON DEPOSITS                                                 849,202         801,339       1,728,660       1,637,213


INTEREST ON BORROWED FUNDS                                           123,550         119,450         239,624         241,554
                                                                     -------         -------         -------         -------

         Total interest expense                                      972,752         920,789       1,968,284       1,878,767
                                                                     -------         -------       ---------       ---------

         Net interest income                                         581,780         571,716       1,137,730       1,124,389


PROVISION FOR LOAN LOSSES                                              3,000           3,000           6,001           6,000
                                                                       -----           -----           -----           -----

         Net interest income after provision
             for loan losses                                         578,780         568,716       1,131,729       1,118,389
                                                                     -------         -------       ---------       ---------


NONINTEREST INCOME
   Net gain on sales of securities available-
      for-sale                                                        32,400              -           32,400              -
   Net gain on sales of loans held-for-sale                           37,466           4,782          58,912          43,324
   Loan origination fees                                              39,279          28,102          65,317          52,987
   Other                                                             177,657         167,409         300,621         307,334
                                                                     -------         -------         -------         -------

         Total noninterest income                                    286,802         200,293         457,250         403,645
                                                                     -------         -------         -------         -------

                   PROGRESSIVE BANCORP, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)


                                                                         Three Months Ended                  Six Months Ended
                                                                              March 31,                          March 31,
                                                                              ---------                          ---------
                                                                       1998              1997              1998             1997
                                                                       ----              ----              ----             ----
NONINTEREST EXPENSE
     Compensation and benefits                                  $      254,859    $      260,302   $       518,243   $      511,905
     Other operating expenses                                          232,940           224,090           446,123          450,933
                                                                       -------           -------           -------          -------

              Total noninterest expense                                487,799           484,392           964,366          962,838
                                                                       -------           -------           -------          -------

              Income before income taxes                               377,783           284,617           624,613          559,196


INCOME TAXES                                                           145,409           110,606          233,992           203,196
                                                                       -------           -------          -------           -------


NET INCOME                                                       $     232,374      $    174,011      $   390,621       $   356,000
                                                                 =     =======      =    =======      =   =======       =   =======


INCOME PER SHARE
     Basic                                                       $        1.38      $       1.03      $      2.32       $       2.12
                                                                 =        ====      =       ====      =      ====       =       ====

     Diluted                                                     $        1.30      $        .98      $      2.19       $       2.01
                                                                 =        ====      =        ===      =      ====       =       ====

     Weighted average number of common shares outstanding:
         Basic                                                         168,181           168,166          168,176            167,855
                                                                       =======           =======          =======            =======

         Diluted                                                       178,776           177,522          178,766            176,931
                                                                       =======           =======          =======            =======

                   PROGRESSIVE BANCORP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                 Three Months Ended             Six Months Ended
                                                                     March 31,                      March 31,
                                                                     ---------                      ---------
                                                                1998            1997           1998           1997
                                                                ----            ----           ----           ----
CASH FLOWS FROM OPERATING
     ACTIVITIES
     Net cash provided by operating activities             $    440,918    $    490,227   $     575,535   $    408,080
                                                           -    -------    -    -------   -     -------   -    -------


CASH FLOWS FROM INVESTING
     ACTIVITIES
     Principal received on mortgage-backed
         securities                                             403,305         596,195       1,131,527        963,541
     Proceeds from the maturity of investment
         securities                                           1,000,000         500,000       1,500,000      1,000,000
     Proceeds from sale of investment securities
         available-for-sale                                   1,024,531              -        1,024,531          1,903
     Purchase of investment securities                       (3,010,020)       (510,328)     (4,133,695)      (516,031)
     Net (increase) decrease in loans receivable               (665,640)       (625,910)     (1,211,376)     1,063,181
     Other                                                      (12,457)         52,805        (520,259)        24,500
                                                                -------          ------        --------         ------

                  Net cash provided by (used in)
                      investing activities                   (1,260,281)         12,762      (2,209,272)     2,537,094
                                                             ----------          ------      ----------      ---------


CASH FLOWS FROM FINANCING
     ACTIVITIES
     Net decrease in deposits                                  (874,050)       (485,212)     (1,021,717)      (824,684)
     Net increase in advances from borrowers                    170,547         165,081         346,249        338,836
     Proceeds from FHLB advances                              1,500,000              -        1,500,000             -
     Common stock options exercised                                 250             500             250         14,843
                                                                    ---             ---             ---         ------

                  Net cash provided by (used in)
                      financing activities                      796,747        (319,631)        824,782       (471,005)
                                                                -------        --------         -------       --------


NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                       (22,616)        183,358        (808,955)     2,474,169


CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                      4,182,163       4,981,067       4,968,502      2,690,256
                                                              ---------       ---------       ---------      ---------


CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                                         $  4,159,547    $  5,164,425   $   4,159,547   $  5,164,425
                                                           =  =========    =  =========   =   =========   =  =========

                   PROGRESSIVE BANCORP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                               Three Months Ended            Six Months Ended
                                                                    March 31,                    March 31,
                                                                    ---------                    ---------
                                                              1998            1997          1998           1997
                                                              ----            ----          ----           ----
SUPPLEMENTAL DISCLOSURES OF
     CASH FLOW INFORMATION
     Cash paid during the periods for:
         Interest on deposits and borrowed funds         $    966,310    $    920,409   $   1,961,542   $  1,878,270
                                                         =    =======    =    =======   =   =========   =  =========

         Income taxes, net of refunds                    $     89,316    $    (31,180)  $      89,316   $    (31,180)
                                                         =     ======    =    =======   =      ======   =    =======


SUPPLEMENTAL DISCLOSURES OF
     NONCASH INVESTING ACTIVITIES
     Transfers from loans to real estate acquired
         through foreclosure                             $         -     $         -    $     241,441   $     18,328
                                                         =         ==    =         ==   =     =======   =     ======

     Additions to loans resulting from sales of
         real estate owned                               $         -     $     74,400   $          -    $     74,400
                                                         =         ==    =     ======   =          ==   =     ======

See accompanying notes to condensed consolidated financial statements.

                  PROGRESSIVE BANCORP, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


Note 1 - Basis of Presentation

On October 10, 1997, the stockholders approved the reorganization of Pekin Savings, s.b. (Bank) into a holding company form of ownership in which the Bank became a wholly owned subsidiary of Progressive Bancorp, Inc. (Company), a newly formed Delaware corporation, and each outstanding share of common stock of the Bank was exchanged for one share of common stock of Progressive Bancorp, Inc.
On November 6, 1997, the reorganization was completed. The transaction was accounted for in a manner similar to the pooling-of-interest method of accounting. Accordingly, the financial information relating to periods prior to November 6, 1997 is reported under the name of Progressive Bancorp, Inc.

The stockholders also approved an amendment to the Articles of Incorporation of the Bank to change the name of the Bank from Pekin Savings, s.b. to "Pekin Savings Bank."

The Company's unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management of the Company, however, the consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) which are necessary to present fairly the consolidated financial position and the consolidated results of operations of the Company. The consolidated results of operations for the six month periods ended March 31, 1998 and 1997 are not necessarily indicative of the results which may be expected for an entire year.


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

Note 3 - Earnings Per Common Share

Basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period. Earnings per common share - assuming dilution is computed based upon the weighted average number of shares outstanding during the period plus the shares that would be outstanding assuming the exercise of the dilutive stock options. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock.

Note 4 - Year 2000 Compliance

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


               Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Financial Condition

Total assets increased by $1.4 million or 1.6 percent from September 30, 1997 to March 31, 1998. Interest-bearing deposits decreased $2.0 million or 50.3 percent from September 30, 1997 to March 31, 1998. All money market investments and investment securities increased $1.6 million or 13.7 percent from September 30, 1997 to March 31, 1998. Loans receivable, net increased $964,000 or 1.7 percent for this period. Deposits decreased $1.0 million or 1.5 percent from September 30, 1997 to March 31, 1998. Borrowed funds increased $1.5 million or
18.8 percent from September 30, 1997 to March 31, 1998. The changes in the Company's financial condition, particularly the decrease in interest-bearing deposits, reflect in part the anticipated repurchase of 25,000 shares of Company common stock, which repurchase occurred subsequent to March 31, 1998.


Capital

Total equity increased $388,000 or 5.3 percent to $7.7 million during the six months ended March 31, 1998. The FDIC requires that the Company meet minimum amounts and ratios of total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I Capital (as defined) to average assets (as defined). As of March 31, 1998, the Company had total capital of $7.8 million or 18.7 percent of risk-weighted assets, Tier I Capital of $7.6 million or 18.1 percent of risk-weighted assets, and Tier I Capital of $7.6 million or 8.8 percent of average assets. As of March 31, 1998, the Company was in full compliance with all three minimum capital requirements.

Subsequent to March 31, 1998, the Company repurchased 25,000 shares of Company common stock at a price of $52.00 per share. The repurchased shares are being held by the Company as treasury stock. The aggregate purchase price for the shares, $1.3 million, reduced the Company's total capital such that, on a pro forma basis assuming the repurchase on March 31, 1998, the Company's ratios of total and Tier 1 Capital to risk-weighted assets and Tier 1 Capital to average assets were 15.7%, 15.1% and 7.3%, respectively. All such ratios were in excess of regulatory capital requirements.


Liquidity

FDIC regulations require that savings banks maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, and specified United States Government, state, or federal agency obligations) equal to a monthly average of not less than 5 percent of its net withdrawable deposits plus short-term borrowing. At March 31, 1998, the Company's average liquidity position was $14.3 million or 19.6 percent compared to $12.9 million or 18.1 percent at September 30, 1997. The Company adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes escrowed on mortgage loans, repayment of borrowing, when applicable, and loan commitments. The Company also adjusts liquidity as appropriate to meet its asset, liability, and management objectives.

                             RESULTS OF OPERATIONS


Interest Income

Interest income increased 4.2 percent or $62,000 for the three months ended March 31, 1998, compared to the three months ended March 31, 1997. Interest income increased 3.4 percent or $103,000 for the six months ended March 31, 1998, compared to the six months ended March 31, 1997. The increase in interest income for the three months ended March 31, 1998 reflected an increase of $2.9 million, or 3.7 percent, in average interest-earning assets to $82.2 million for the three months ended March 31, 1998, compared to $79.3 million for the three months ended March 31, 1997. Average interest-earning assets for the six months ended March 31, 1998 increased $2.8 million or 3.5 percent to $82.2 million for the six months ended March 31, 1998, compared to$79.4 million for the six months ended March 31, 1997. The increase in interest income for the three and six month periods ended March 31, 1998 compared to the earlier year periods was also helped by an increase in the average yields on interest-earning assets to 7.90 percent from 7.84 percent for the three month periods and to 7.85 percent from
7.84 percent for the six month periods.


Interest Expense

Interest expense increased 5.6 percent or $52,000 for the three months ended March 31, 1998, compared to the three months ended March 31, 1997. Interest expense also increased 4.8 percent or $90,000 for the six months ended March 31, 1998, compared to the six months ended March 31, 1997.

The increase for the three months ended March 31, 1998, compared to the three months ended March 31, 1997, was due to an increase in average deposits of $1.1 million from $67.1 million to $68.2 million. Average borrowed funds also increased to $8.8 million for the period ended March 31, 1998, compared to $8.0 million for the period ended March 31, 1997. The increase for the six month period ended March 31, 1998, compared to the six month period ended March 31, 1997, was due to an increase in average deposits of $1.2 million from $67.3 million to $68.5 million. Average borrowed funds also increased to $8.4 million from $8.0 million. Also contributing to the increase was the average cost of deposits and borrowed funds which increased to 5.06 percent from 4.91 percent for the three months ended March 31, 1998, compared to the three months ended March 31, 1997. The average cost of deposits and borrowed funds for the six months ended March 31, 1998 was 5.12 percent, compared to the 4.99 percent for the six months ended March 31, 1997.

Net Interest Income

Net interest income increased 1.8 percent or $10,000 and 1.2 percent or $13,000 for the respective three months and six months ended March 31, 1998, as compared to these same periods ended March 31, 1997. Increased originations of first mortgage and other loans contributed to the increase in both periods; however, interest rates on loans remained relatively low during the three and six month periods ended March 31, 1998, thereby offsetting some of the increase. Putting further pressure on net interest income, the Company continued to offer competitive interest rates on savings deposits in order to compete with the local credit unions, mutual fund offerings, and other investment sources. Because of the above mentioned factors, the Company's net interest spread declined to 2.84 percent from 2.93 percent for the three months ended March 31, 1998, compared to the three months ended March 31, 1997. The net interest rate spread also declined for the six month period ended March 31, 1998 to 2.73 percent from 2.85 percent.

Provision For Loan Losses

The provision for loan losses of $3,000 and $6,001 for the three months and six months ended March 31, 1998 and 1997, respectively, remained unchanged from the prior periods. The Company continues to experience few loan charge-offs and a continued low loan delinquency rate; however, provisions continue to be made to the loss reserves to cover potential loan problems.


Noninterest Income

Noninterest income increased 43.2 percent or $87,000 for the three months ended March 31, 1998, and increased 13.3 percent or $54,000 for the six months ended March 31, 1998, as compared to the respective three months and six months ended March 31, 1997. The Company benefitted from the increase in market value of its securities in the available-for-sale portfolio and sold securities for a net gain of $32,000 for the three months and six months ended March 31, 1998, compared to no gain for the comparable periods ended March 31, 1997. The increase in market value of loans held-for-sale allowed the Company to sell loans which resulted in an increase of $33,000 in net gains on loans held-for-sale for the three months ended March 31, 1998, compared to the three months ended March 31, 1997. Net gains on sales of loans held-for-sale increased $16,000 for the six months ended March 31, 1998, compared to the six months ended March 31, 1997. Loan origination fees increased 39.8 percent or $11,000 for the three months ended March 31, 1998, compared to the three months ended March 31, 1997, and also increased $12,000 for the six months ended March 31, 1998, compared to the six months ended March 31, 1997. This was a result of greater activity in mortgage loan originations due to the continued low mortgage rate environment.

Noninterest Expense

Noninterest expense increased 0.7 percent or $3,000 for the three months ended March 31, 1998, compared to the three months ended March 31, 1997. For the comparable six months ended March 31, 1998 and March 31, 1997, noninterest expense increased 0.2 percent or $2,000. Most of the noninterest expense items experienced little or no change. For the three months ended March 31, 1998, the Company paid the quarterly SAIF-FICO debt service assessment of $11,000 to the Federal Deposit Insurance Corporation (FDIC). No assessment payment was required to be paid for the three months ended March 31, 1997. The assessment for the six months ended March 31, 1998 was $22,000, compared to $10,000 for the six months ended March 31, 1997.


Net Income

Net income increased 33.5 percent or $58,000 for the three months ended March 31, 1998 compared to the earlier year period. Net income increased 9.7 percent or $35,000 for the six months ended March 31, 1998, compared to the six months ended March 31, 1997. The increases in both the three month and six month periods were due primarily to increases in noninterest income, specifically in net gain on sales of securities available-for-sale and net gain on sales of loans held-for-sale totaling $65,000 for the three months and $48,000 for the six months ended March 31, 1998, respectively, compared to the same periods ended March 31, 1997.

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

Item 4.  Submission of Matters to a Vote of Security Holders

   The following matters were submitted to a vote of security holders at an Annual Meeting of Stockholders of the Company on January 20, 1998:

         (i) The election of Arthur E. Krile, Jr. and E. Glen Rittenhouse as members of the Board of Directors of the Company.

         (ii) The ratification of the appointment of Clifton Gunderson L.L.C. as auditors for the Company for the fiscal year ending September 30, 1998.

   The election of Arthur E. Krile, Jr. as a member of the Board of Directors of the Company was approved by a vote of 143,130 votes in favor, and 0 votes withheld. The election of E. Glen Rittenhouse as a member of the Board of Directors of the Company was approved by a vote of 143,130 votes in favor, and 0 votes withheld. The ratification of the appointment of Clifton Gunderson L.L.C. as auditors of the Company for the fiscal year ending September 30, 1998 was approved by a vote of 143,130 in favor, 0 opposed, and 0 abstaining.

Item 5.  Other Information

   None.

Item 6.  Exhibits and Reports on Form 8-K

   (a)  Exhibits: none

   (b)  Reports on Form 8-K: none

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PROGRESSIVE BANCORP, INC.
                                       (Registrant)


DATE: May 10, 1998                  BY: /s/ Arthur E. Krile, Jr.
      ------------                     --------------------------------------
                                    Arthur E. Krile, Jr., President and
                                          Chief Executive Officer



DATE: May 10, 1998                  BY: /s/ Eugene Van Vooren
      ------------                     --------------------------------------
                                    Eugene Van Vooren, Treasurer