Form 10QSB
period 1998-06-30
PROGRESSIVE BANCORP INC
filed 1998-08-13
CIK 1044610

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             450 5TH STREET, N.W.
                            WASHINGTON, D. C. 20549

                      -----------------------------------

                                  FORM 10-QSB

(Mark One)
   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---
       EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1998
                               -------------

                                      OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

Commission File No. 0-23571


                           PROGRESSIVE BANCORP, INC.
                           -------------------------
            (Exact name of registrant as specified in its charter)



          Delaware                                         36-4178818
        ------------                                  ---------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


601-617 Court Street, Pekin, Illinois                         61554
-------------------------------------                      -----------
(Address of principal executive office)                      (Zip Code)


Registrant's telephone number, including area code (309)-347-5101
                                                   --------------


Not applicable
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X .   No    .
                                        ---       ---

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.



              Class                                   Outstanding June 30, 1998
-------------------------------------                 -------------------------
Common Stock, par value $.01 per share                          174,369

                  PROGRESSIVE BANCORP, INC. AND SUBSIDIARIES



                                     INDEX


                                                                            PAGE
PART I. FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

        Condensed Consolidated Balance Sheets as of June 30, 1998
           (Unaudited) and September 30, 1997................................  1

        Condensed Consolidated Statements of Income (Unaudited)
           for the Three months ended June 30, 1998 and 1997
           and the Nine months ended June 30, 1998 and 1997..................  2

        Condensed Consolidated Statements of Cash Flows (Unaudited)
           for the Three months ended June 30, 1998 and 1997 and
           the Nine months ended June 30, 1998 and 1997......................  4

        Notes to Condensed Consolidated Financial Statements.................  6

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS..............................  7

PART II.  OTHER INFORMATION

                        PART I.  FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                  PROGRESSIVE BANCORP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        JUNE 30,
                                                                         1998             SEPTEMBER 30,
                                                                      (UNAUDITED)             1997
                                                                      -----------             ----
                                     ASSETS
Cash and amounts due from banks                                      $  1,507,443          $   925,795
Interest-bearing deposits                                               1,785,278            4,042,707
Money market investments and investment securities:
  Held-to-maturity, at amortized cost (estimated fair value
     of $5,265,000 and $6,101,695, respectively)                        5,224,260            6,095,717
  Available-for-sale, at fair value                                     7,803,000            5,788,174
Mortgage-backed securities:
  Held-to-maturity, at amortized cost (estimated fair value
     of $3,692,000 and $5,219,101, respectively)                        3,669,680            5,185,045
  Available-for-sale, at fair value                                     3,598,000            2,937,508
Loans receivable, net of allowance for loan loss of
  $225,093 and $223,121, respectively                                  60,208,724           57,937,437
Other assets                                                            2,745,802            2,499,858
                                                                     ------------          -----------

TOTAL ASSETS                                                         $ 86,542,187          $85,412,241
                                                                     ============          ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                             $ 68,305,849          $69,058,706
Borrowed funds                                                         10,500,000            8,000,000
Accrued expenses and other liabilities                                  1,247,050            1,033,795
                                                                     ------------          -----------

          Total liabilities                                            80,052,899           78,092,501
                                                                     ------------          -----------
Stockholders' equity:
  Serial preferred stock, $.10 par value, 50,000 shares
     authorized, no shares issued and outstanding                               -                    -
  Common stock, $.01 par value, 250,000 shares authorized,
     174,369 and 168,172 shares issued at June 30, 1998
     and September 30, 1997, respectively                                   1,744                1,682
  Paid-in surplus                                                       1,429,263            1,367,605
  Retained earnings, substantially restricted                           6,321,686            5,898,816
  Net unrealized gain on available-for-sale securities,
     net of taxes                                                          36,595               51,637
                                                                     ------------          -----------

                                                                        7,789,288            7,319,740

  Treasury stock, 25,000 shares at cost                                (1,300,000)                   -
                                                                     ------------          -----------

          Total stockholders' equity                                    6,489,288            7,319,740
                                                                     ------------          -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 86,542,187          $85,412,241
                                                                     ============          ===========

     see accompanying notes to condensed consolidated financial statements.

                  PROGRESSIVE BANCORP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                                                 THREE MONTHS ENDED      NINE MONTHS ENDED
                                                     JUNE 30,                JUNE 30,
                                                     --------                --------
                                                1998        1997        1998        1997
                                                ----        ----        ----        ----
INTEREST INCOME
  Loans receivable:
     First mortgage loans                    $  909,140  $  899,824  $2,701,270  $2,638,046
     Other loans                                284,212     255,269     850,546     757,817
  Mortgage-backed securities                    119,155     148,213     373,190     485,927
  Interest-bearing deposits                      25,625      53,083     116,418     139,444
  Money market investments and investment
     securities                                 218,917     184,280     621,639     522,591
                                                -------     -------     -------     -------

       Total interest income                  1,557,049   1,540,669   4,663,063   4,543,825
                                              ---------   ---------   ---------   ---------

INTEREST ON DEPOSITS                            841,990     831,042   2,570,650   2,468,255


INTEREST ON BORROWED FUNDS                      140,744     120,777     380,368     362,331
                                                -------     -------     -------     -------

       Total interest expense                   982,734     951,819   2,951,018   2,830,586
                                                -------     -------   ---------   ---------

       Net interest income                      574,315     588,850   1,712,045   1,713,239

PROVISION FOR LOAN LOSSES                         4,000       3,000      10,001       9,000
                                                  -----       -----      ------       -----

       Net interest income after provision
          for loan losses                       570,315      585,850  1,702,044   1,704,239
                                                -------      -------  ---------   ---------

NONINTEREST INCOME

  Net gain on sales of securities available-
     for-sale                                        -         4,381     32,400       4,381
  Net gain on sales of loans held-for-sale       20,297       10,595     79,209      53,919
  Loan origination fees                          38,040       28,175    103,357      81,162
  Other                                         154,554      129,378    455,175     436,712
                                                -------      -------    -------     -------

       Total noninterest income                 212,891      172,529    670,141     576,174
                                                -------      -------    -------     -------

                  PROGRESSIVE BANCORP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                                        THREE MONTHS ENDED         NINE MONTHS ENDED
                                             JUNE 30,                   JUNE 30,
                                             --------                   --------
                                       1998        1997             1998          1997
                                     --------    --------        ----------    ----------
NONINTEREST EXPENSE
  Compensation and benefits          $255,657    $246,872        $  773,900    $  758,777
  Other operating expenses            235,933     210,441           682,056       661,374
                                     --------    --------        ----------    ----------

       Total noninterest expense      491,590     457,313         1,455,956     1,420,151
                                     --------    --------        ----------    ----------

       Income before income taxes     291,616     301,066           916,229       860,262

INCOME TAXES                          110,248     111,454           344,240       314,650
                                      -------     -------           -------       -------

NET INCOME                           $181,368    $189,612          $571,989      $545,612
                                     ========     =======           =======       =======
INCOME PER SHARE

  Basic                              $   1.18    $   1.13          $   3.50      $   3.25
                                         ====        ====              ====          ====

  Diluted                            $   1.12    $   1.07          $   3.30      $   3.08
                                         ====        ====              ====          ====

  Weighted average number of common
     shares outstanding:

     Basic                            154,288     168,172           163,547       167,963
                                     ========    ========          ========      ========

     Diluted                          161,700     177,811           173,111       177,350
                                     ========    ========          ========      ========

    See accompanying notes to condensed consolidated financial statements.

                  PROGRESSIVE BANCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                JUNE 30,                         JUNE 30,
                                                                -------                          -------
                                                         1998            1997               1998           1997
                                                         ----            ----               ----           ----
CASH FLOWS FROM OPERATING
  ACTIVITIES
  Net cash provided by (used in) operating
     activities                                       $ (102,381)     $  241,082          $  473,154      $  649,162
                                                       ---------        --------            --------        --------

CASH FLOWS FROM INVESTING
  ACTIVITIES
  Principal received on mortgage-backed
     securities                                          751,370         377,223           1,882,897       1,340,764
  Proceeds from the maturity of investment
     securities                                        1,000,000               -           2,500,000       1,000,000
  Proceeds from sale of investment securities
     available-for-sale                                        -               -           1,024,531           1,903
  Proceeds from sale of mortgage-backed
     securities available-for-sale                             -         885,061                   -         885,061
  Purchase of investment securities                     (515,500)     (2,021,529)         (4,649,195)     (2,537,560)
  Purchase of mortgage-backed securities                (514,769)              -          (1,017,269)              -
  Net (increase) decrease in loans receivable         (1,158,353)       (473,800)         (2,369,729)        589,381
  Other                                                   18,000         (29,786)                241          (5,286)
                                                      ----------      ----------          ----------      ----------

          Net cash provided by (used in)
            investing activities                        (419,252)     (1,262,831)         (2,628,524)      1,274,263
                                                      ----------      ----------          ----------      ----------

CASH FLOWS FROM FINANCING
  ACTIVITIES
  Net increase (decrease) in deposits                    268,860       1,803,115            (752,857)        978,431
  Proceeds from FHLB advances                          1,000,000               -           2,500,000               -
  Payments to acquire treasury stock                  (1,300,000)              -          (1,300,000)              -
  Other                                                 (314,053)       (327,439)             32,446          26,240
                                                      ----------      ----------          ----------      ----------

          Net cash provided by (used in)
            financing activities                        (345,193)      1,475,676             479,589       1,004,671
                                                      ----------      ----------          ----------      ----------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                  (866,826)        453,927          (1,675,781)      2,928,096

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                  4,159,547       5,164,425           4,968,502       2,690,256
                                                       ---------       ---------           ---------       ---------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                      $ 3,292,721     $ 5,618,352         $ 3,292,721     $ 5,618,352
                                                      ==========      ==========          ==========      ==========

                  PROGRESSIVE BANCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                                             JUNE 30,                    JUNE 30,
                                                             --------                    --------
                                                        1998         1997           1998           1997
                                                      --------     --------      ----------     ----------
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION
  Cash paid during the periods for:
     Interest on deposits and borrowed funds          $979,024     $952,807      $2,940,566     $2,831,077
                                                      ========     ========      ==========     ==========

     Income taxes, net of refunds                     $ 28,707     $102,303      $  118,023     $   71,123
                                                      ========     ========      ==========     ==========

SUPPLEMENTAL DISCLOSURES OF
  NONCASH INVESTING ACTIVITIES
  Transfers from loans to real estate acquired
     through foreclosure                              $      -     $  6,315      $  241,441     $   24,643
                                                      ========     ========      ==========     ==========

  Additions to loans resulting from sales of
     real estate owned                                $153,000     $      -      $  153,000     $   74,400
                                                      ========     ========      ==========     ==========

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

The Company's unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management of the Company, however, the consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) which are necessary to present fairly the consolidated financial position and the consolidated results of operations of the Company. The consolidated results of operations for the nine month periods ended June 30, 1998 and 1997 are not necessarily indicative of the results which may be expected for an entire year.

NOTE 2 - EARNINGS PER COMMON SHARE

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

NOTE 3 - YEAR 2000 COMPLIANCE

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

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

Total assets increased by $1.1 million or 1.3 percent from September 30, 1997 to June 30, 1998. Interest-bearing deposits decreased $2.3 million or 55.8 percent from September 30, 1997 to June 30, 1998. All money market investments and investment securities increased $1.1 million or 9.6 percent from September 30, 1997 to June 30, 1998. Loans receivable, net increased $2.3 million or 3.9 percent for this period. Deposits decreased $753,000 or 1.1 percent from September 30, 1997 to June 30, 1998. Borrowed funds increased $2.5 million or
31.3 percent from September 30, 1997 to June 30, 1998.

CAPITAL

Total equity decreased $830,000 or 11.3 percent to $6.5 million during the nine months ended June 30, 1998. During the three months ended June 30, 1998, the Company acquired 25,000 shares of treasury stock at $52.00 per share and paid dividends of $149,000. The FDIC requires that the Company meet minimum amounts and ratios of total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I Capital (as defined) to average assets (as defined). As of June 30, 1998, the Company had total capital of $6.6 million or 15.6 percent of risk-weighted assets, Tier I Capital of $6.4 million or 15.1 percent of risk-weighted assets, and Tier I Capital of $6.4 million or
7.4 percent of average assets. As of June 30, 1998, the Company was in full compliance with all three minimum capital requirements.

LIQUIDITY

FDIC regulations require that savings banks maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, and specified United States Government, state, or federal agency obligations) equal to a monthly average of not less than 5 percent of its net withdrawable deposits plus short-term borrowing. At June 30, 1998, the Company's average liquidity position was $13.5 million or 18.5 percent compared to $12.9 million or 18.1 percent at September 30, 1997. The Company adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes escrowed on mortgage loans, repayment of borrowing, when applicable, and loan commitments. The Company also adjusts liquidity as appropriate to meet its asset, liability, and management objectives.

                             RESULTS OF OPERATIONS


INTEREST INCOME

Interest income increased 1.1 percent or $16,000 for the three months ended June 30, 1998, compared to the three months ended June 30, 1997. Interest income increased by 2.6 percent or $119,000 for the nine months ended June 30, 1998, compared to the nine months ended June 30, 1997. The increase in interest income for the three months ended June 30, 1998 resulted from an increase in average interest-earning assets to $82.5 million from $80.3 million, for a 2.7 percent increase compared to the three months ended June 30, 1997. Average interest-earning assets for the nine months ended June 30, 1998 increased to $82.3 million from $79.8 million, for a 3.1 percent increase from the nine months ended June 30, 1997. The increase in interest income was offset by a decrease in the average yield on interest-earning assets for the three months ended June 30, 1998, to 7.87 percent compared to 7.93 percent for the three months ended June 30, 1997. The average yield on interest-earning assets for the nine months ended June 30, 1998, of 7.85 percent compared to 7.87 percent for the nine months ended June 30, 1997, offset the increase in interest income for the respective nine months.

INTEREST EXPENSE

Interest expense increased 3.2 percent or $31,000 for the three months ended June 30, 1998 compared to the three months ended June 30, 1997. Interest expense also increased 4.3 percent or $120,000 for the nine months ended June 30, 1998, compared to the nine months ended June 30, 1997. The increase in interest expense for the three months ended June 30, 1998, was due to an increase in average deposits and borrowed funds of $2.3 million from $75.7 million to $78.0 million. The average weighted costs of the deposits and borrowed funds increased to 5.04 percent for the three months ended June 30, 1998, compared to the 5.03 percent for the three months ended June 30, 1997.
The increase in interest expense for the nine months ended June 30, 1998, resulted from an increase in average deposits and borrowed funds of $1.9 million from $75.4 million to $77.3 million. The average costs of these funds also increased to 5.09 percent from 5.00 percent for the respective nine months ended June 30, 1998 and 1997. The Company continues to offer competitive savings deposit rates on all its savings products to try to retain its deposit base in a very competitive market. The Company will continue to use its borrowing authority from the seventh district Federal Home Loan Bank to augment its financing needs.

NET INTEREST INCOME

Net interest income decreased by 2.5 and 0.1 percent or $15,000 and $1,000 for the respective three months and nine months ended June 30, 1998, as compared to June 30, 1997. The primary cause of the decrease in net interest income for the comparable three months ended June 30, 1998 and June 30, 1997, was a decrease in the net interest spread to 2.83 percent from 2.90 percent. The net interest spread also decreased to 2.76 percent for the nine months ended June 30, 1998, compared to 2.87 percent for the nine months ended June 30, 1997.

PROVISION FOR LOAN LOSSES

The provision for loan losses increased $1,000 to $4,000 for the three months ended June 30, 1998, compared to $3,000 for the three months ended June 30, 1997. The provision of $10,000 for the nine months ended June 30, 1998 increased $1,000 for the comparable nine months ended June 30, 1997. The Company increased its loan loss provision in the consumer loan portfolio due to increased loan charge offs. The Company also continues to closely monitor its problem loans for potential losses.

NONINTEREST INCOME

Noninterest income increased by 23.4 percent or $40,000 for the three months ended June 30, 1998 and increased 16.3 percent or $94,000 for the nine months ended June 30, 1998, as compared to the three and nine months ended June 30, 1997. Net gain on sales of loans held-for-sale increased $10,000 for the three months ended June 30, 1998 compared to the comparable period ended June 30, 1997, and increased $25,000 for the comparable nine months ended June 30, 1998 and June 30, 1997. Due to increased loan originations in both the three months and nine months ended June 30, 1998, compared to the same periods ended June 30, 1997, loan origination fees increased $10,000 for the three month periods and increased $22,000 for the nine month period. While there was no net gain on sales of securities available-for-sale in the three months ended June 30, 1998, the gain for the nine months ended June 30, 1998, increased $28,000 over the comparable period ended June 30, 1997.

NONINTEREST EXPENSE

Noninterest expense increased 7.5 percent or $34,000 for the comparable three months ended June 30, 1998 and June 30, 1997. Noninterest expense also increased 2.5 percent or $36,000 for the nine months ended June 30, 1998, compared to the nine months ended June 30, 1997.

NET INCOME

Net income decreased 4.3 percent or $8,000 for the three months ended June 30, 1998, compared to the three months ended June 30, 1997. This decrease was caused mainly by the Company's increased interest expense on deposits and borrowed funds. Net income increased 4.8 percent or $26,000 for the nine months ended June 30, 1998, compared to the nine months ended June 30, 1997. This increase was mainly due to the Company's increase in loan originations; thereby increasing loan origination fees and taking advantage of the market to sell securities available-for-sale and increasing sales of loans held-for-sale.

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

   None.

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


                                        PROGRESSIVE BANCORP, INC.
                                        -------------------------
                                               (Registrant)


DATE: August 13, 1998                   BY: /s/ Arthur E. Krile, Jr.
      ---------------                      -------------------------------------
                                           Arthur E. Krile, Jr.
                                           President and Chief Executive Officer