Form 10KSB
period 1998-09-30
PROGRESSIVE BANCORP INC
filed 1999-01-12
CIK 1044610

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998
                                        OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM               TO
                                            ---------------   ---------------

                        COMMISSION FILE NUMBER 000-23571

                            PROGRESSIVE BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                      36-4178818
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation   (I.R.S. Employer Identification
            or organization)                                  No.)

    601-617 Court Street, Pekin, Illinois                     61554
--------------------------------------------------------------------------------
   (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:   (309) 347-5101
                                                   -----------------------------
           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                                      -----
           Securities Registered Pursuant to Section 12(g) of the Act:
                     Common Stock, Par Value $.01 Per Share
                     ---------------------------------------
                                (Title of class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past ninety (90) days. YES X . NO ___.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The Registrant's revenues for the most recent fiscal year were $10.4 million. The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the last sales price at which such stock was sold on September 30, 1998 was $5,864,040. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

         As of December 11, 1998, there were issued and outstanding 149,473 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Parts II and IV of Form 10-KSB - Portions of the Annual Report to Stockholders for the fiscal year ended September 30, 1998.

         Part III of Form 10-KSB - Portions of the Proxy Statement for Annual Meeting of Stockholders.

                                     PART I

ITEM 1.           BUSINESS

GENERAL

         Progressive Bancorp, Inc. (the "Company" or the "Registrant") is a Delaware corporation which is the holding company for Pekin Savings Bank, an Illinois-chartered stock savings bank headquartered in Pekin, Illinois (the "Bank"). The Company was organized by the Bank in the fourth quarter of 1997 for the purpose of acquiring all of the capital stock of the Bank in connection with the reorganization of the Bank into the bank holding company structure. The only significant asset of the Company is the capital stock of the Bank, and the business of the Company currently consists solely of the business of the Bank. Since the Company was formed in the last calendar quarter of 1997 (subsequent to the end of the 1997 fiscal year), all financial information presented herein for fiscal year 1997 is the financial data for the Bank and its subsidiary on a consolidated basis.

         The Company's common stock is traded over-the-counter through the National Daily Quotation System "pink sheets" published by the National Quotation Bureau, Inc.

         The Bank was founded in 1882 and has been a member of the Federal Home Loan Bank ("FHLB") System since 1955. Its deposits are insured up to the regulatory maximum by the Savings Association Insurance Fund ("SAIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"). At September 30, 1998, the Company had total assets of $87.3 million, total deposits of $69.8 million, and stockholders' equity of $6.7 million. The Company had net income of $702,000 and $695,000 for the fiscal years ended September 30, 1998 and 1997, respectively.

         The Bank is, and intends to continue to be, a community-oriented financial institution committed to offering a variety of financial services to meet the needs of its local community. The Bank is engaged primarily in the business of attracting deposits from the general public and using such funds to originate mortgage loans for the purchase of single-family homes in Tazewell and Mason counties, Illinois. The Bank also invests in mortgage-backed securities, all of which are secured by one- to four-family residential mortgage loans and guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") and Government National Mortgage Association ("GNMA"). At September 30, 1998, one- to four-family loans and mortgage-backed securities secured by one- to four-family residential mortgage loans represented 64.4% of the Bank's total assets. The Bank also makes home equity loans secured by the borrower's principal residence and other types of consumer loans such as auto loans and home improvement loans. To a lesser extent, the Bank makes interim construction loans. Although the Bank has a small number of commercial real estate loans in its portfolio, such loans are not actively originated by the Bank and accounted for only 1.9% of the Bank's net loan portfolio at September 30, 1998. In addition to its lending activities and investments in mortgage-backed securities, the Bank invests in securities issued by the U.S. Government and its agencies.

         On September 29, 1992, the Bank completed its public offering for 164,487 shares of its common stock as part of the Bank's conversion (the "Conversion") from an Illinois-chartered mutual savings and loan association to an Illinois-chartered stock savings and loan association. The net proceeds from the Conversion amounted to over $1.3 million. The Bank converted from an Illinois-chartered stock savings and loan association to an Illinois-chartered stock savings bank in 1994.

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

LENDING ACTIVITIES

         GENERAL. The Bank's loan portfolio consists primarily of conventional mortgage loans secured by one- to four-family residences. At September 30, 1998, the Bank's gross loan portfolio totalled $62.4 million, of which $48.5 million, or 77.7% consisted of one-to four-family residential mortgage loans. The remainder of the Bank's loan portfolio at such date consisted of consumer loans (19.8%) and apartment real estate loans and non-residential real estate loans (2.5%). Historically, the principal lending activity of the Bank has been the origination of mortgage loans for the purpose of financing or refinancing one- to four-family residential properties in the Bank's primary market area. Recently, the Bank's lending activities have been directed to one- to four-family residential loan originations and consumer loans. Overall, retained loan originations had declined since 1988 because the Bank sought to improve its capital ratios by limiting growth and to increase its investments in mortgage-backed securities and other U.S. Government and federal agency securities that have shorter average maturities and a lower risk weighting than residential mortgage loans for regulatory capital purposes. As a result of the capital raised in the Conversion, however, the Bank has increased the amount of loans that it retains in its loan portfolio.

         The Bank began selling real estate "on contract" in 1984 as a way to accelerate the disposition of real estate owned ("REO"). Under this program, the Bank makes installment sales of REO to purchasers but retains title to the REO. Under the installment contract, the purchaser makes payments over a period of up to 30 years. While most of the real estate contracts have 30-year terms, the Bank is currently selling its REO pursuant to contracts providing for shorter terms. After the sales, expenses related to holding such

REO such as taxes, utilities and insurance are assumed by the purchaser. Until 1989, real estate sold on contract was 100% financed by the Bank. Since 1989, the Bank generally has required a 10% downpayment. In selling real estate "on contract", the Bank uses underwriting standards similar to those used in originating residential real estate mortgages. Interest rates on real estate sold on contract generally are below current market rates for a period of three years, before adjusting to a market rate for the remaining term of the contract. In recent years, the initial rate has ranged from 8-8 1/2% before being adjusted to 10 1/2%. As of September 30, 1998, the Bank had $2.2 million of real estate sold on contract. During the year ended September 30, 1998, the average interest rate paid on those contracts was 8.9%. Over 97% of these related to single family residences. As of September 30, 1998, there was no real estate sold on contract delinquent more than 90 days.

         Since the early 1980s, the Bank has worked to make its interest-earning assets more interest rate sensitive by originating ARM loans, second mortgage loans and home equity and other consumer loans. However, the ability of the Bank to originate ARM loans is substantially affected by market interest rates and consumer preference for fixed-rate loans in a declining or relatively low interest rate environment. During the second quarter of fiscal 1996, the Bank began offering five and seven year term balloon mortgage loans. During the year ended September 30, 1998, the Bank originated $5.5 million of the term balloon mortgage loans. At September 30, 1998 approximately $9.9 million or 15.9% of the Bank's net loan portfolio consisted of loans with variable interest rates and five and seven year balloons.

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

ANALYSIS OF LOAN PORTFOLIO

         Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan and type of security on the dates indicated.

                                                                          At September 30,
                                                          -------------------------------------------------
                                                                   1998                      1997
                                                          ----------------------    -----------------------
                                                           Amount            %        Amount           %
                                                          --------         -----    ---------        -----
                                                                       (Dollars in Thousands)
Real estate loans:
   Loans on existing property........................     $ 47,791          77.1%   $  45,075         77.8%
   Participation investment loans purchased..........          136            .2          169           .3
   Real estate sold on contract (1)..................        2,163           3.5        3,022          5.2

Consumer loans:
   Savings account loans.............................           65            .1          105           .2
   Consumer loans(2).................................       12,288          19.8       10,082         17.4

Less:
   Discounts and other...............................          216            .3          293           .5
   Loan loss reserve.................................          228            .4          223           .4
                                                          --------         -----    ---------        -----
     Total loans net.................................     $ 61,999         100.0%   $  57,937        100.0%
                                                          --------         -----    ---------        -----
                                                          --------         -----    ---------        -----

---------------------------------
(1) In this type of financing the borrower does not have title to the property; rather, title remains with the institution.
(2) Includes home equity loans, second mortgage loans, and auto loans.



                                                                          At September 30,
                                                          -------------------------------------------------
                                                                   1998                      1997
                                                          ----------------------    -----------------------
                                                           Amount            %        Amount           %
                                                          --------         -----    ---------        -----
                                                                       (Dollars in Thousands)
TYPE OF SECURITY:
Residential real estate:
   Single family.....................................     $ 48,497          78.2%   $  46,706         80.6%
   Two- to four-family...............................           34            .1           54           .1
   Other dwelling units..............................          347            .6          388           .7
Commercial real estate...............................        1,212           1.9        1,118          1.9
Savings accounts.....................................           65            .1          105           .2
Automobiles..........................................        1,210           1.9        1,091          1.9
Other................................................       11,078          17.9        8,991         15.5
Less:
   Discounts and other...............................          216            .3          293           .5
   Loan loss reserve.................................          228            .4          223           .4
                                                          --------         -----    ---------        -----
     Total...........................................     $ 61,999         100.0%   $  57,937        100.0%
                                                          --------         -----    ---------        -----
                                                          --------         -----    ---------        -----


LOAN MATURITY SCHEDULE

         The following table sets forth certain information at September 30, 1998, regarding the dollar amount of gross loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable and floating-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they mature, and fixed rate loans are included in the period in which the final contractual repayment is due.


                                            Within       1-3        3-5      5-10       10-20     Over
                                            1 Year      Years      Years     Years      Years    20 Years   Total
                                            ------      -----      -----     -----      -----    --------   --------
                                                                     (Dollars in Thousands)

Real Estate:
  Adjustable............................    $  837     $  209     $   --    $    5     $    --   $   --     $1,051
  Fixed.................................       170      1,745      8,912     7,010      23,429    7,773     49,039
Consumer................................       976      1,329      2,176     5,983       1,889       --     12,353
                                            ------     ------     -------   -------    -------   ------     -------

  Total.................................    $1,983     $3,283     $11,088   $12,998    $25,318   $7,773     $62,443
                                            ------     ------     -------   -------    -------   ------     -------
                                            ------     ------     -------   -------    -------   ------     -------


         Set forth below is a table showing the Bank's loan origination, purchase and sales activity for the periods indicated.

                                                                 Year Ended September 30,
                                                             -------------------------------
                                                                1998                 1997
                                                             --------             ---------
                                                                     (In Thousands)
Loans originated:
  Conventional real estate loans:
    Loans on existing property.....................          $ 12,140             $  11,585
    Loans refinanced...............................             8,010                 4,135
  Real estate sold on contract.....................                25                    39
  Installment/Consumer loans.......................             9,447                 7,800
                                                             --------             ---------
      Total loans originated.......................          $ 29,622             $  23,559
                                                             --------             ---------
                                                             --------             ---------
Loans purchased:
  Participation loans..............................                --                    --
                                                             --------             ---------
      Total loans purchased........................          $     --             $      --
                                                             --------             ---------
                                                             --------             ---------
Loans sold:
  Whole loans......................................             6,437                 5,775
                                                             --------             ---------
      Total loans sold.............................          $  6,437             $   5,775
                                                             --------             ---------
                                                             --------             ---------

         RESIDENTIAL REAL ESTATE LOANS. The Bank's primary lending activity consists of the origination of one- to four-family, owner-occupied, residential mortgage loans secured by property located in the Bank's primary market area. The Bank currently offers residential mortgage loans for terms of from 5 to 30 years, and with adjustable or fixed interest rates. The interest rate as of September 30, 1998 on fixed 10, 15 and 30 year mortgage loans was 6.875%, 6.875% and 7.25%, respectively. The interest rate at September 30, 1998 on fixed five year term balloon mortgage loans was 7.25%. Origination of fixed-rate mortgage loans versus ARM loans is monitored on an ongoing basis and is affected significantly by the level of market interest rates, customer preference, and loan products offered by the Bank's competitors.

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

         The Bank's ARM loans adjust annually with interest rate adjustment limitations of one (1) percentage point per year and five (5) percentage points over the life of the loan. The interest rate on the Bank's ARM loans does not adjust downward below the initial interest rate. The interest rate on ARM loans is based on the one-year U.S. Treasury Constant Maturity Index plus a 2% margin. In the past, the Bank has also used the Seventh District Monthly Average Cost of Funds as an index for its ARM loans. Since the Bank has used different indices for its ARM loans, such as the Seventh District Monthly Average Cost of Funds Index, the adjustments in the Bank's portfolio of ARM loans tend not to reflect any one particular change in any specific interest rate index, but rather general interest rate trends overall. The Bank's policy is to qualify borrowers for ARM loans based on the initial rate of the ARM loan. ARM loans totaled approximately $1.1 million, or 1.7% of the Bank's total net loan portfolio at September 30, 1998.

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

         COMMERCIAL REAL ESTATE LOANS. The Bank has always been selective in originating commercial real estate loans. Loans secured by commercial real estate constituted approximately $1.2 million, or 1.9%, of the Bank's net loan portfolio at September 30, 1998. The Bank's permanent commercial real estate loans are secured by improved property such as offices, small business facilities, buildings, warehouses and other non-residential buildings, all of which are located in the Bank's primary market area and all of which are to be used or occupied by the borrowers. Commercial real estate loans are offered as five- or seven-year balloon loans, amortized over 30 years. The Bank generally does not originate commercial real estate construction loans or land loans. At September 30, 1998, the Bank's largest commercial real estate loan had a principal outstanding balance of $306,000 and was made to finance rental units located in Pekin, Illinois.

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

         As of September 30, 1998, net consumer loans totalled $12.3 million, or 19.8%, of the Bank's net loan portfolio. The principal types of consumer loans offered by the Bank are equity loans, auto loans, home improvement loans, and loans secured by deposit accounts. Home equity loans and second mortgage loans are originated on a fixed-rate basis only and have terms up to 15 years. The Bank's home equity loans and second mortgage loans are generally secured by the borrower's principal residence and a personal guarantee. At September 30, 1998, home equity loans and home improvement loans totalled $10.2 million, or 82.9% of net consumer loans. Auto loans are originated on a fixed-rate basis with terms of up to 7 years, and passbook loans charge interest only at 2 1/2% above the rate being paid on the savings account securing the loan and have terms no longer than the terms of the underlying certificates of deposit.

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

         CONSTRUCTION LOANS. The Bank occasionally originates loans to finance the construction of owner-occupied residential property. At September 30, 1998, the Bank had none of its net loan portfolio invested in interim construction loans. The Bank makes construction loans to private individuals. Construction loans generally are made with either adjustable or fixed-rate terms of up to twelve months. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction loans are structured to be converted to permanent loans originated by the Bank at the end of the construction period or upon receiving permanent financing from another financial institution.

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

         LOAN ORIGINATION, SERVICING, AND OTHER FEES. All loans in the Bank's portfolio at September 30, 1998, other than $136,000 of commercial loan participations, were originated by the Bank. In addition to interest earned on loans, the Bank generally receives loan origination fees. The Financial Accounting Standards Board ("FASB") in December 1986 issued Statement of Financial Accounting Standards ("SFAS") No. 91 on the accounting for non-refundable fees and costs associated with originating or acquiring loans. To the extent that loans are originated or acquired for the Banks's portfolio, SFAS No. 91 requires that the Bank defer loan origination fees and costs and amortize such amounts as an adjustment of yield over the life of the loan by use of the level yield method. SFAS No. 91 applies to fiscal years beginning after December 15, 1987. SFAS No. 91 reduces the amount of revenue recognized by many financial institutions at the time such loans are originated or acquired. Because SFAS No. 91 affects the timing of loan fee income, it is not expected to have an effect on income over an extended period of time. Fees deferred under SFAS No. 91 are recognized into income immediately upon the sale of the related loan. At September 30, 1998, the Bank had $113,000 of deferred loan fees. Loan origination fees are volatile sources of income. Such fees vary with the volume and type of loans made and with competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money.

         In addition to loan origination fees, the Bank also receives other fees and service charges which consist primarily of late charges and loan servicing fees on loans sold. At September 30, 1998, the Bank was servicing loans with a balance of $21.0 million, as to which it generally receives fees at an annual rate of .25% to .375%. The Bank also receives fees in connection with credit cards it offers.

         LOANS TO ONE BORROWER. Current law and regulations limit loans to one borrower in an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). The Bank currently is in compliance with its loans-to-one borrower limitations.

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

         Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold. When REO is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair market value. Any write-down of REO is charged to the allowance for real estate losses. At September 30, 1998, the Bank had no property acquired as the result of foreclosure or by deed in lieu of foreclosure and classified as REO.

         The following table sets forth information regarding non-performing assets at the dates indicated. At September 30, 1998, the Bank had no restructured loans within the meaning of SFAS No. 15, as amended.

                                                                 At September 30,
                                                   -------------------------------------------
                                                     1998                                1997
                                                   -------                             -------
                                                                  (In Thousands)
Impaired loans: (1)
  Residential real estate...................       $   176                             $   458
  Consumer..................................            55                                   6
                                                   -------                             -------
      Total.................................       $   231                             $   464
                                                   -------                             -------
                                                   -------                             -------

Percentage of total loans...................           .37%                                .80%
                                                   -------                             -------
                                                   -------                             -------
Real estate owned(2)........................       $    --                             $    --
                                                   -------                             -------
                                                   -------                             -------
Total non-performing assets.................       $   231                             $   464
                                                   -------                             -------
                                                   -------                             -------
Percentage of total assets..................           .26                                 .54%
                                                   -------                             -------
                                                   -------                             -------

----------
(1) During the years ended September 30, 1998 and 1997, the foregone interest income on loans accounted for on a nonaccrual basis was $3,199 and $11,814, respectively.
(2) Represents the net book value of property acquired by the Bank through foreclosure or deed in lieu of foreclosure. Upon acquisition, this property is recorded at the lower of its fair market value less estimated selling costs or the principal balance of the related loan.

         CLASSIFIED ASSETS. Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the FDIC to be of lesser quality as "substandard," "doubtful" or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the bank to risk sufficient to warrant classification in one of the aforementioned categories, but which assets possess some weaknesses, are required to be designated "special mention" by management.

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

         At September 30, 1998, the aggregate amount of the Bank's classified assets, and of the Bank's general and specific loss allowances were as follows:

                                                               At September 30, 1998
                                                               ---------------------
                                                                   (In Thousands)


Substandard assets............................................       $   127
Doubtful assets...............................................           104
Loss assets...................................................            --
                                                                     -------
   Total classified assets....................................       $   231
                                                                     -------
                                                                     -------

General loss allowances.......................................           228
Specific loss allowances......................................            --
                                                                     -------
   Total allowances...........................................       $   228
                                                                     -------
                                                                     -------

         Classified assets consisted of mortgage loans or consumer loans originated in the Bank's primary market area.

         ALLOWANCE FOR LOAN LOSSES. Management's policy is to provide for estimated losses on the Bank's loan portfolio based on management's evaluation of the potential losses that may be incurred. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers, among other matters, the estimated net realizable value of the underlying collateral. During 1998 and 1997, the Bank added $14,500 and $12,000, respectively, to the allowance for loan losses. The provision for loan losses for the year ended September 30, 1998 is attributable to management's current view of the risks in the Bank's loan portfolio based on an evaluation of specific loans in its portfolio, estimated collateral values, historical loss experience, current economic trends and the existing level of the Bank's allowance for loan losses.

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

                                                                    At or For the Year Ended
                                                                        September 30,
                                                             ------------------------------------
                                                               1998                        1997
                                                             --------                   ---------
                                                                        (In Thousands)
Types of Loans:
Residential real estate............................          $ 48,878                   $  47,148
Commercial real estate.............................             1,212                       1,118
Consumer loans.....................................            12,353                      10,187
Discounts and reserves.............................              (444)                       (516)
                                                             --------                   ---------
  Net loans outstanding............................          $ 61,999                   $  57,937
                                                             --------                   ---------
                                                             --------                   ---------

AS A PERCENTAGE OF NET LOANS:
Residential real estate............................              78.7%                       81.4%
Commercial real estate.............................               2.0                         1.9
Consumer loans.....................................              20.0                        17.6
Discounts and reserves.............................               (.7)                        (.9)
                                                             --------                   ---------
  Net loans........................................             100.0%                      100.0%
                                                             --------                   ---------
                                                             --------                   ---------

Average loans outstanding..........................          $ 59,837                   $  55,265
                                                             --------                   ---------
                                                             --------                   ---------
Allowance balances (at beginning of period)                  $    223                   $     218
Provision for losses:
  Residential......................................                 7                          12
  Consumer.........................................                 7                          --
Charge-offs:
  Residential......................................                (9)                         (6)
  Consumer.........................................               --                           (1)
                                                             --------                   ---------
Allowance balance (at end of period)                         $    228                   $     223
                                                             --------                   ---------
                                                             --------                   ---------
ALLOWANCE BY TYPE OF LOAN:
  Residential real estate..........................          $    206                   $     201
  Commercial real estate...........................                --                          --
  Consumer loans...................................                22                          22
                                                             --------                   ---------
  Total Allowances.................................          $    228                   $     223
                                                             --------                   ---------
                                                             --------                   ---------
Allowance for loan losses as a
 percentage of net loans outstanding...............               .37%                        .38%
Net loans charged off as a
 percentage of average loans outstanding...........               .02%                        .01%

         ANALYSIS OF THE ALLOWANCE FOR REAL ESTATE OWNED. The following table sets forth information with respect to the Bank's allowance for losses on real estate owned at the dates indicated.

                                                                    At or For the Year Ended
                                                                          September 30,
                                                             ------------------------------------
                                                               1998                        1997
                                                             ---------                  ---------
                                                                        (In Thousands)

Total real estate owned............................          $      --                  $      --
                                                             ---------                  ---------
                                                             ---------                  ---------

Allowance balance (at beginning of period).........          $      --                  $       8
Provisions charged to income.......................                  5                         --
Charge-offs........................................                 (5)                        (8)
                                                             ---------                  ---------
Allowance balance (at end of period)...............          $      --                 $       --
                                                             ---------                  ---------
                                                             ---------                  ---------
Allowance for losses on real estate owned
 as a percentage of real estate owned..............                 --%                        --%
                                                             ---------                  ---------
                                                             ---------                  ---------

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

         The following table sets forth the amortized cost, gross unrealized gains and losses, and estimated market value for held-to-maturity and available-for-sale money market investments and investment securities at September 30, 1998 and 1997.

                                                                           At September 30, 1998
                                               -------------------------------------------------------------------
                                                                  Gross                Gross             Estimated
                                               Amortized       Unrealized           Unrealized             Market
                                                 Cost            Gains                Losses               Value
                                               ---------       ----------           ----------           ---------
                                                                          (In Thousands)
Held-to-maturity:
  Investment securities:
    U.S. Governmental agencies............     $   2,499      $       9            $     --             $       2,508
    Municipal obligations.................         1,102             55                  --                     1,157
    Stock in Federal Home Loan Bank, at
      cost................................           634             --                  --                       634
                                               ---------      ---------            --------             -------------
                                               $   4,235      $      64            $     --             $       4,299
                                               ---------      ---------            --------             -------------
                                               ---------      ---------            --------             -------------
Available-for-sale:
  Money market investments:
    Short-term liquidity funds............     $     135      $      --            $     --             $         135
  Investment securities:
    U.S. Treasury securities..............           500             15                  --                       515
    U.S. Governmental agencies............         5,499             40                  --                     5,539
    Mutual funds..........................           648             --                 (10)                      638
                                               ---------      ---------            --------             -------------
                                               $   6,782      $      55            $    (10)            $       6,827
                                               ---------      ---------            --------             -------------
                                               ---------      ---------            --------             -------------



                                                                           At September 30, 1997
                                               -------------------------------------------------------------------
                                                                  Gross              Gross               Estimated
                                               Amortized       Unrealized           Unrealized             Market
                                                 Cost            Gains               Losses                Value
                                               ---------       ----------           ----------           ---------
                                                                          (In Thousands)
Held-to-maturity:
  Investment securities:
    U.S. Governmental agencies............     $   4,487      $       2            $    (24)            $       4,465
    Municipal obligations.................           990             28                  --                     1,018
    Stock in Federal Home Loan Bank, at
      cost................................           619             --                  --                       619
                                               ---------      ---------            --------             -------------
                                               $   6,096      $      30            $    (24)            $       6,102
                                               ---------      ---------            --------             -------------
                                               ---------      ---------            --------             -------------
Available-for-sale:
  Money market investments:
    Short-term liquidity funds............     $     128      $      --            $     --             $         128
  Investment securities:
    U.S. Treasury securities..............         2,490             41                 (4)                     2,527
    U.S. Government agencies..............         2,499             26                  --                     2,525
    Mutual funds..........................           613             --                 (5)                       608
                                               ---------      ---------            --------             -------------
                                               $   5,730      $      67            $    (9)             $       5,788
                                               ---------      ---------            --------             -------------
                                               ---------      ---------            --------             -------------

         The following table sets forth the amortized cost, gross unrealized gains and losses, and estimated market value for held-to-maturity and available-for-sale mortgage-backed securities at September 30, 1998 and 1997.


                                                                           At September 30, 1998
                                               -------------------------------------------------------------------
                                                                  Gross                Gross             Estimated
                                               Amortized       Unrealized           Unrealized             Market
                                                 Cost            Gains               Losses                Value
                                               ---------       ----------           ----------           ---------
                                                                          (In Thousands)

Held-to-maturity:
  FNMA certificates.......................     $   1,866      $      27            $     (1)            $   1,892
  FHLMC certificates......................         1,317              6                  (1)                1,322
  FNMA interest-only security, net
    of $46 allowance for loss.............            --             --                  --                    --
                                               ---------      ---------            --------             ---------
                                               $   3,183      $      33            $     (2)            $   3,214
                                               ---------      ---------            --------             ---------
                                               ---------      ---------            --------             ---------

Available-for-sale:
  FNMA certificates.......................     $     278      $       9            $     --             $     287
  GNMA certificates.......................         3,224             38                 (10)                3,252
  FHLMC certificates......................           923             21                  --                   944
                                               ---------      ---------            --------             ---------
                                               $   4,425      $      68            $    (10)            $   4,483
                                               ---------      ---------            --------             ---------
                                               ---------      ---------            --------             ---------


                                                                           At September 30, 1997
                                               -------------------------------------------------------------------
                                                                 Gross                Gross             Estimated
                                               Amortized       Unrealized           Unrealized            Market
                                                 Cost            Gains               Losses               Value
                                               ---------       ----------           ----------          ---------
                                                                          (In Thousands)
Held-to-maturity:
  FNMA certificates.......................     $   2,929      $      33            $     --             $   2,962
  FHLMC certificates......................         2,256              7                  (6)                2,257
  FNMA interest-only security, net
    of $62 allowance for loss.............            --             --                  --                    --
                                               ---------      ---------            --------             ---------
                                               $   5,185      $      40            $     (6)            $   5,219
                                               ---------      ---------            --------             ---------
                                               ---------      ---------            --------             ---------

Available-for-sale:
  FNMA certificates.......................     $     368      $       9            $     (1)            $     376
  GNMA certificates.......................         1,992             14                  (8)                1,998
  FHLMC certificates......................           557              7                  --                   564
                                               ---------      ---------            --------             ---------
                                               $   2,917      $      30            $     (9)            $   2,938
                                               ---------      ---------            --------             ---------
                                               ---------      ---------            --------             ---------

INVESTMENT PORTFOLIO MATURITIES

        The following table sets forth the scheduled maturities, carrying values and average yields for the Bank's investment securities classified as held-to-maturity and available-for-sale at September 30, 1998.


                                                          Carrying Value Maturing for Held-to-Maturity Investment Securities
                                                                                  At September 30, 1998
                                                       --------------------------------------------------------------------------
                                                           One Year Or Less       One To Five Years           Five To Ten Years
                                                       ---------------------    ---------------------      ----------------------
                                                        Carrying     Average    Carrying      Average      Carrying       Average
                                                         Value        Yield      Value         Yield        Value          Yield
                                                       --------      -------    --------      -------      --------       -------
                                                                                   (Dollars in Thousands)
U.S. Government agencies ...........................   $    500        5.38%      $ 1,999       6.01%      $    --          --%
Municipal obligations ..............................         --          --           507       4.73           595         4.95
Stock in Federal Home Loan Bank ....................        634        6.70            --         --            --           --
                                                       --------        ----       -------       ----       -------         ----
    Total ..........................................   $  1,134        6.04%      $ 2,506       4.77%      $   595         4.95%
                                                       --------        ----       -------       ----       -------         ----
                                                       --------        ----       -------       ----       -------         ----



                                                                                         Total
                                                         More Than Ten Years     Investment Securities
                                                        ---------------------    ---------------------
                                                        Carrying      Average    Carrying     Average
                                                         Value         Yield      Value        Yield
                                                        --------      -------    --------     -------
U.S. Government agencies ...........................     $  --           --%      $ 2,499      5.88%
Municipal obligations ..............................        --           --         1,102      4.85
Stock in Federal Home Loan Bank ....................        --           --           634      6.70
                                                         -----           --       -------      -----
    Total ..........................................     $  --           --%      $ 4,235      5.26%
                                                         -----           --       -------      -----
                                                         -----           --       -------      -----




                                                      Estimated Market Value Maturing for Available-for-Sale Investment Securities
                                                                                   At September 30, 1998
                                                      ----------------------------------------------------------------------------
                                                           One Year Or Less       One To Five Years           Five To Ten Years
                                                       ---------------------    ---------------------      ----------------------
                                                        Carrying     Average    Carrying      Average      Carrying       Average
                                                         Value        Yield      Value         Yield        Value          Yield
                                                       --------      -------    --------      -------      --------       -------
                                                                                  (Dollars in Thousands)
U.S. Treasury securities.................              $  --           --         $   515       7.50%      $    --          --%
U.S. Government agencies.................                 --           --           2,525       6.86         3,014          6.81
Money market investments/mutual funds
  (no stated maturity)...................                773         5.49              --         --            --            --
                                                       -----         ----         -------       ----       -------          ----
    Total ...............................              $ 773         5.49%        $ 3,040       6.97%      $ 3,014          6.81%
                                                       -----         ----         -------       ----       -------          ----
                                                       -----         ----         -------       ----       -------          ----




                                                                                         Total
                                                         More Than Ten Years     Investment Securities
                                                        ---------------------    ---------------------
                                                        Carrying      Average    Carrying     Average
                                                         Value         Yield      Value        Yield
                                                        --------      -------    --------     -------
U.S. Treasury securities.................              $ --             --%      $   515        7.50%
U.S. Government agencies.................                --             --         5,539        6.84
Money market investments/mutual funds
  (no stated maturity)...................                --             --           773        5.49
                                                       -----           ---       -------        ----
    Total ...............................              $  --            --%      $ 6,827        6.78%
                                                       -----           ---       -------        ----
                                                       -----           ---       -------        ----

SUBSIDIARY ACTIVITIES

        The Bank's only service corporation subsidiary - Pekin Financial Service Corporation (the "Service Corporation") was incorporated in March 1988, as an Illinois corporation. The Service Corporation is a wholly-owned subsidiary of the Bank. The principal business of the Service Corporation is the sale of annuities. However, in October 1993, the Service Corporation began to offer travel agency services to the public. The Service Corporation reported net income of $54,000 for the year ended September 30, 1998 and $42,000 for the year ended September 30, 1997. The Bank's investment in the Service Corporation was $5,000 at September 30, 1998, and the Service Corporation had total assets and net worth of $422,000 and $329,000, respectively, at that date.

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

        Certificates of deposit with principal amounts of $100,000 or more constituted $3.1 million, or 4.5% of the Bank's total deposits at September 30, 1998. These deposits include deposits from various entities and individuals. These deposits may be more volatile than other deposit accounts and may impact the Bank's cost of funds, liquidity and funds available for lending if one or more depositors withdraw their funds from the Bank.

SAVINGS PORTFOLIO

        Savings deposits in the Bank as of September 30, 1998, were represented by the various types of savings programs described below.


Weighted
Average                                                                                                 Percentage
Interest          Minimum                                             Minimum                           of Total
 Rate             Term            Category                            Amount           Balance           Savings
--------         ---------        --------                            --------         --------         -----------
                                                                                    (In Thousands)
                                                   DEMAND ACCOUNTS

 .93%              None          NOW Accounts                           $  100           $ 4,032             5.8%
2.48%             None          Passbook and Club Accounts                  1             8,032            11.5
2.98%             None          Money Market Accounts                   2,500             3,229             4.6
4.53%             None          Money Maximizer                        20,000             2,531             3.6
                                                                                        --------          ------
                                                                                        $17,824            25.5%
                                                                                        --------          ------
                                                                                        --------          ------

                                                   CERTIFICATES OF DEPOSIT

2.51               6 months     Fixed term, fixed rate                    500                 8              .1
5.41              12 months     Fixed term, fixed rate                    500             9,803            14.0
5.87              15 months     Fixed term, fixed rate                    500             7,258            10.4
5.87              21 months     Fixed term, fixed rate                    500             2,557             3.7
5.70              24 months     Fixed term, fixed rate                    500             5,607             8.0
5.91              36 months     Fixed term, fixed rate                    500             2,849             4.1
6.36              48 months     Fixed term, fixed rate                    500             2,403             3.4
6.26              60 months     Fixed term, fixed rate                    500            15,141            21.7
2.51              96 months     Fixed term, fixed rate                    500               112              .2
5.83              18 months     IRA                                       500             6,229             8.9
                                                                                        --------          ------
                                                                                         51,967            74.5
                                                                                        --------          ------

                                                                                        $69,791           100.0%
                                                                                        --------          ------
                                                                                        --------          ------


        CERTIFICATES OF DEPOSIT BY RATES. The following table sets forth the certificates of deposit of the Bank classified by rates as of the dates indicated.


                                                                  At September 30,
                                                             ------------------------
                                                             1998                1997
                                                          ----------          ----------
                                                                  (In Thousands)
2.90 - 6.00%......................................        $   38,107          $   31,485
6.01 - 8.00%......................................            13,860              21,878
                                                          ----------          ----------
                                                          $   51,967          $   53,363
                                                          ----------          ----------
                                                          ----------          ----------


        CERTIFICATES OF DEPOSIT MATURITY SCHEDULE. The following table sets forth the amount and maturities of the Bank's certificates of deposit at September 30, 1998.



                                                                               Amount Due
                                                  ------------------------------------------------------------------
                                                  Less Than        1-2           2-3          After
                                                   One Year       Years         Years         3 Years        Total
                                                  ----------     --------     ---------      --------      ---------
                                                                              (In Thousands)
2.90 -  6.00%...............................       $ 23,593      $   8,627    $   1,195      $   4,692     $  38,107
6.01 - 8.00%................................          5,261          4,674        1,496          2,429        13,860
                                                  ----------     --------     ---------      --------      ---------
                                                   $ 28,854      $  13,301     $  2,691      $   7,121     $  51,967
                                                  ----------     --------     ---------      ---------      --------
                                                  ----------     --------     ---------      ---------      --------



        CERTIFICATES OF DEPOSIT. The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 1998.


                                                         At September 30, 1998
                                                         ---------------------
                                                             (In Thousands)
Three months or less..............................               $   314
Three through six months..........................                   735
Six through twelve months.........................                   664
Over twelve months................................                 1,436
                                                                 -------
                  Total...........................               $ 3,149
                                                                 -------
                                                                 -------



        SAVINGS DEPOSIT ACTIVITY. The following table sets forth the savings activities of the Bank for the years indicated:


                                                          At September 30,
                                                     ------------------------
                                                       1998            1997
                                                     ---------       --------
                                                           (In Thousands)
Deposits...........................................  $ 103,664       $ 87,465
Withdrawals........................................    105,655         88,336
                                                     ---------       --------
    Net decrease before interest credited..........     (1,991)          (871)
Interest credited..................................      2,723          2,607
                                                     ---------       --------
    Net increase in savings deposits                 $     732       $  1,736
                                                     ---------       --------
                                                     ---------       --------



        In the unlikely event of liquidation of the Bank, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the stockholders of the Bank. Substantially all of the Bank's depositors are residents of Illinois.

        BORROWINGS. Savings deposits are the primary source of funds of the Bank's lending and investment activities and for its general business purposes. The Bank, if the need arises, may rely upon advances from the FHLB of Chicago and the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by the Bank's stock in the FHLB and a portion of the Bank's first mortgage loans. At

September 30, 1998, the Bank had $9.5 million in advances outstanding from the FHLB. The Bank does not have any other short-term or long-term borrowings outstanding.

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

        Based on total assets, at September 30, 1998, the Bank was the second largest savings institution headquartered in its market area, consisting of Mason and Tazewell counties.

                                   REGULATION

        The Bank is an Illinois-chartered savings bank and its deposit accounts are insured up to applicable limits by the Federal government under the SAIF of the FDIC. The Bank is subject to extensive regulation by the Illinois Office of the Commissioner of Banks and Trust Companies (the "Commissioner") and the FDIC. The Bank must file reports with the Commissioner and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers or acquisitions with other depository institutions. There are periodic examinations of the Bank by the Commissioner and the FDIC to review the Bank's compliance with various regulatory requirements. The Bank is also subject to certain reserve requirements established by the Board of Governors of the Federal Reserve System ( the "FRB"). The Company, as a bank holding company, is also subject to regulation by the FRB and will be required to file reports to the FRB. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the

Commissioner, the FDIC, the FRB or Congress could have a material impact on the operations of the Bank or the Company.

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

        Under Illinois law, savings banks are required to maintain a minimum core capital to total assets ratio of 3%. The Commissioner is authorized to require a savings bank to maintain a higher minimum capital level if the Commissioner determines that the savings bank's financial condition or history, management or earnings prospects are not adequate. If a savings bank's core capital ratio falls below the required level, the Commissioner may direct the savings bank to adhere to a specific written plan established by the Commissioner to correct the savings bank's capital deficiency, as well as a number of other restrictions on the savings bank's operations, including a prohibition on the declaration of dividends by the savings bank's board of directors. As a matter of policy, the Commissioner requires that savings associations that convert to savings banks under the SBA have a minimum core capital to assets ratio of 6%. At September 30, 1998, the Bank's regulatory core capital ratio was 7.4% of total adjusted assets, which exceeded the required amount.

        Under Illinois law, a savings bank may make both secured and unsecured loans. However, loans for business, corporate, commercial or agricultural purposes, whether secured or unsecured, may not in the aggregate exceed 15% of a savings bank's total assets unless authorized by the Commissioner. With the prior written consent of the Commissioner, savings banks may also engage in real estate development activities, provided that the total investment in any one project may not exceed 15% of total capital, and the total investment in all projects may not exceed 50% of total capital. The total loans and extensions of credit outstanding at one time, both direct and indirect, by a savings bank to any borrower may not exceed 15% of the savings bank's total capital. At September 30, 1998, the Bank did not have any loans-to-one borrower which exceeded this limitation. For information about the largest borrowers of the Bank, see "Lending Activities" above.

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

        The following table sets forth the Bank's regulatory capital position at September 30, 1998, as compared to the capital requirements to be well capitalized under the prompt corrective action provisions.


                                                                                        TO BE WELL CAPITALIZED UNDER
                                                                                          PROMPT CORRECTIVE ACTION
                                                             ACTUAL                              PROVISIONS
                                                       ------------------                    -------------------
                                                         (IN THOUSANDS)                        (IN THOUSANDS)

                                                    AMOUNT              RATIO             AMOUNT              RATIO
                                                   --------            -------            ------              ------
Total capital (to risk weighted assets)            $ 6,700               15.5%           $ 4,329                10%
Tier I capital (to risk weighted assets)             6,439               14.9              2,597                 6
Tier I capital (to average assets)                   6,439                7.4              4,336                 5


        The Company's consolidated capital ratios at September 30, 1998 were 15.7%, 15.1% and 7.5% for total capital (to risk-weighted assets), Tier 1 capital (to risk-weighted assets) and Tier 1 capital (to average assets), respectively.

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

        The Guidelines, among other things, require depository institutions to establish internal loan-to-value limits for real estate loans that are not in excess of the following supervisory limits: (i) for loans secured by undeveloped land, the supervisory LTV limit is 65% of the value of the collateral; (ii) for land development loans, the supervisory limit is 75%; (iii) for loans for the construction of commercial, multi- family or other nonresidential property, the supervisory limit is 80%; (iv) for loans for the construction of one- to four-family properties, the supervisory limit is 85%; and (v) for loans secured by other improved property (e.g. farmland, commercial property and other income-producing property including non-owner- occupied, one- to four- family property) the supervisory limit is 85%.

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

ACCOUNTING

        In June 1996, the FASB released SFAS No. 125, ACCOUNTING FOR TRANSFERS AND EXTINGUISHMENTS OF LIABILITIES. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 125 requires a consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, and derecognizes liabilities when extinguished. SFAS No. 125 also requires that servicing assets and liabilities be subsequently measured by amortization in proportion to and over the period of estimated net servicing income or loss and requires assessment for asset impairment or increases obligation based on their fair values. SFAS No. 125 applies to transfers and extinguishments occurring after December 31, 1996 and early or retroactive application was not permitted. The adoption of SFAS No. 125 had no material impact on the financial position or results of operations of the Bank.

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

        The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list ofactivities permitted by the FRB includes, among other things, operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers' checks and United States Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers.

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

        Bank holding companies are required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the consolidated net worth of the bank holding company. The FRB maydisapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, FRB order, or any condition imposed by, or written agreement with, the FRB. This notification requirement does not apply to any company that meets the well-capitalized standard for commercial banks, has a safety and soundness examination rating of at least a "2" and is not subject to any unresolved supervisory issues.

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

FEDERAL HOME LOAN BANK SYSTEM

        The Bank is a member of the FHLB-Chicago, which is one of the 12 regional Federal Home Loan Banks. As a member of the FHLB, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 1/20 (or such greater fraction as established by the FHLB) of outstanding FHLB advances. At September 30, 1998, the Bank had $634,300 in FHLB stock, which was in compliance with this requirement. In past years the Bank has received dividends on its FHLB stock. Over the past two years such dividends have averaged 6.8%, and were 6.7% for the fiscal year ended September 30, 1998. All 12 Federal Home Loan Banks are required by law to provide financial assistance for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions could cause rates on the FHLB advances to increase and could affect adversely the level of FHLB dividends paid and the value of FHLB stock in the future.

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

        Under recently enacted legislation, the percentage of taxable income method has been repealed for years beginning after December 31, 1995. Pursuant to this legislation, the Bank will continue to be permitted to use the experience method, but will be required to recapture (i.e., take into income) over a six year period its applicable excess reserves, i.e., the balance of its reserves for losses on qualifying loans and non-qualifying loans, as of the close of the last tax year beginning before January 1, 1996, over the greater of (a) the balance of such reserves as of December 31, 1987 (pre-1988 reserves) or (b) an amount that would have been the balance of such reserves as of the close of the last tax year beginning before January 1, 1996 had the bank always computed the additions to its reserves using the experience method. Postponement of the recapture is possible for a two-year period if an institution meets a minimum level of mortgage lending for 1997 and 1998. As of September 30, 1998, the Bank's bad debt reserve subject to recapture over a four-year period totaled approximately $104,000.

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

        Effective October 1, 1993, the Bank adopted SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. To the extent that current available evidence about the future raises doubt about the realization of a deferred tax asset, a valuation allowance must be established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

        ILLINOIS TAXATION. The Company and the Bank are subject to Illinois taxation and file Illinois income tax returns. For Illinois income tax and replacement tax purposes, the Bank was taxed at a rate equal to 7.13% of income during 1998. For these purposes, "net income" generally means federal taxable income, subject to certain adjustments (including the addition of interest income on state and municipal obligations). The exclusion of income on United States Treasury obligations has the effect of reducing the Illinois taxable income of savings associations.

        The Bank has been audited by the Internal Revenue Service through August 31, 1984. For additional information regarding taxation, see Note 11 of Notes to Consolidated Financial Statements.

PERSONNEL

        As of September 30, 1998, the Bank and its subsidiary had a total of 30 full-time and 19 part-time employees. None of the Bank's employees is represented by a collective bargaining group. Management believes its relationship with the Bank's employees is good.

ITEM 2.           PROPERTIES

PROPERTIES

        The Bank conducts business through its main office located in Pekin, Illinois, and one branch office located in Manito, Illinois. The following table sets forth certain information concerning the main office and the Bank's branch office at September 30, 1998. The aggregate net book value of the Bank's premises and equipment was $979,000 at September 30, 1998. The Bank believes that its current facilities are adequate to meet the present and immediately foreseeable needs of the Bank.


       Location                  Year Opened                Owned Or Leased
       --------                  -----------                ---------------
    601-617 Court St.               1969                        Owned
    Pekin, IL 61554

    108 South Adams Street          1979                        Owned
    Manito, IL 61546


        The Bank's accounting and record keeping activities are maintained on an on-line base with an independent service bureau. The Bank owns data processing equipment it uses for its internal processing needs. The net book value of such data processing equipment at September 30, 1998, was $35,000.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders, through this solicitation of proxies or otherwise, during the quarter ended September 30, 1998.

                                     PART II

ITEM 5.           MARKET FOR COMMON STOCK AND RELATED
                  SECURITY HOLDER MATTERS

        The "Stockholder Information" section of the annual report to stockholders for the fiscal year ended September 30, 1998 (the "Annual Report to Stockholders") is incorporated herein by reference. No other sections of the Annual Report to Stockholders are incorporated herein by this reference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Annual Report to Stockholders is incorporated herein by reference. No other sections of the Annual Report to Stockholders are incorporated herein by this reference.


ITEM 7.           FINANCIAL STATEMENTS

        Pages 15 through 42 of the Annual Report to Stockholders are incorporated herein by reference. No other sections of the Annual Report to Stockholders are incorporated herein by this reference.

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


                                    PART III


ITEM 9.           DIRECTORS AND PRINCIPAL OFFICERS OF THE BANK

        (a) Information concerning the directors of the Company is incorporated herein by reference hereunder in the Proxy Statement.

        (b) Set forth below is information concerning the principal executive officers of the Company.


     NAME                    AGE             POSITIONS HELD WITH THE COMPANY
------------------          -----           -----------------------------------
James A. Crafton              57            Vice President - Installment Loans

Lisa M. Harness               41            Vice President - Loan Servicing

David E. Riley                37            Vice President - Mortgage Loans

Eugene Van Vooren             66            Vice President and Treasurer


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

ITEMS 13.         EXHIBITS AND REPORTS ON FORM 8-K

        (a)(1) FINANCIAL STATEMENTS

        The following information appearing in the Registrant's Annual Report to Stockholders for the year ended September 30, 1998, is incorporated by reference in this Annual Report on Form 10-KSB as Exhibit 13.


ANNUAL REPORT SECTION
----------------------
Independent Auditor's Report                          15

Consolidated Balance Sheets                           16

Consolidated Statements of Income                     17

Consolidated Statements of Changes in                 19
Stockholders' Equity

Consolidated Statements of Cash Flows                 20

Notes to Consolidated Financial Statements            22



        With the exception of the aforementioned information, the Registrant's Annual Report to Stockholders for the year ended September 30, 1998 is not deemed filed as part of this Annual Report on Form 10-KSB.

        (a)(2) FINANCIAL STATEMENT SCHEDULES

        All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

        (b) REPORTS ON FORM 8-K:

        The Company did not file any Current Reports on Form 8-K with the Securities and Exchange Commission during the last quarter of the fiscal year ended September 30, 1998.

        (c) EXHIBITS


                                                                     Reference to Prior
                                                                      Filing or Exhibit
  Regulation S-K                                                       Number Attached
  Exhibit Number                      Document                              Hereto
 ----------------                    ----------                      ------------------
         2                       Plan of Acquisition
                                  or Reorganization                         None


         3                    Articles of Incorporation                      3.1


         3                             Bylaws                                3.2


         4                 Instruments defining the rights                   3.1
                           of security holders, including
                                     debentures

         9                     Voting Trust Agreement                       None

        10                       Material contracts                         None

        11                    Statement re: computation                      Not
                                of per share earnings                     Required

        12                    Statement re: computation                      Not
                                      of ratios                           Required

        13                    Form of Annual Report to                       13
                                  Security Holders


        18                 Letter re: change in accounting                  None
                                     principles

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

        99                       Additional Exhibits                        None


----------
* Filed as exhibits to the Registrant's Application for Approval of Conversion on Form AC, filed with the Office of Thrift Supervision on June 30, 1992, as amended on August 7, 1992. All such previously filed documents is are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       PROGRESSIVE BANCORP, INC.


Date: December 30, 1998                By: /s/ Arthur E. Krile, Jr.
                                         -------------------------------------
                                         Arthur E. Krile, Jr.
                                         President and Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By: /s/ Arthur E. Krile, Jr            By: /s/ Eugene Van Vooren
   ----------------------------------     -----------------------------
   Arthur E. Krile, Jr.                   Eugene Van Vooren
   President, Chief Executive Officer     Vice President and Treasurer
   and Director                           (Principal Financial Officer)
   (Principal Executive Officer)

   Date: December 30, 1998                Date: December 30, 1998



By: /s/ William J. Leman               By: /s/ R.H. More
   -----------------------------------    ------------------------------
   William J. Leman                       R.H. More
   Director                               Vice Chairman of the Board and
                                           Director

   Date: December 30, 1998                 Date: December 30, 1998



By: /s/ John L. Steger                 By: /s/ James S. Wolf
   -----------------------------------    ------------------------------
   John L. Steger                         James S. Wolf
   Director                               Chairman of the Board and
                                           Director

   Date: December 30, 1998                Date: December 30, 1998


By: /s/ Patrick E. Oberle              By: /s/ E. Glen Rittenhouse
   -----------------------------------    ------------------------------
   Patrick E. Oberle                      E. Glen Rittenhouse
   Director                               Senior Vice President, Secretary and
                                           Director