Form 10QSB
period 1998-12-31
PROGRESSIVE BANCORP INC
filed 1999-02-16
CIK 1044610

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              450 5TH STREET, N.W.
                             WASHINGTON, D. C. 20549

                                   -----------

                                   FORM 10-QSB

(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----
      ACT OF 1934

For the quarterly period ended DECEMBER 31, 1998

                                       OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to           Commission File No. 0-23571
                              --------    --------

                            PROGRESSIVE BANCORP, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                     36-4178818
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

601-617 COURT STREET, PEKIN, ILLINOIS                                  61554
---------------------------------------                             ----------
(Address of principal executive office)                             (Zip Code)


Registrant's telephone number, including area code (309)-347-5101

NOT APPLICABLE
---------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X . No   .
                                      ---    ---

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.


             CLASS                                OUTSTANDING DECEMBER 31, 1998
--------------------------------------            -----------------------------
Common Stock, par value $.01 per share                       174,473

                   PROGRESSIVE BANCORP, INC. AND SUBSIDIARIES



                                      INDEX


                                                                         PAGE
PART I.   FINANCIAL INFORMATION

         ITEM 1.      FINANCIAL STATEMENTS

                      Condensed Consolidated Balance Sheets as of
                           December 31, 1998 (Unaudited) and
                           September 30, 1998...............................1

                      Condensed Consolidated Statements of Income
                           (Unaudited) for the Three months ended
                           December 31, 1998 and 1997.......................2

                      Condensed Consolidated Statements of Cash Flows
                           (Unaudited) for the Three months ended
                           December 31, 1998 and 1997.......................4

                      Notes to Condensed Consolidated Financial Statements..5

         ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS..............7


PART II.  OTHER INFORMATION

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                   PROGRESSIVE BANCORP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 DECEMBER 31,
                                                                                     1998          SEPTEMBER 30,
                                                                                  (UNAUDITED)           1998
                                                                                 ------------      -------------
                                                                                          (IN THOUSANDS)
                                     ASSETS
Cash and amounts due from banks                                                   $    1,901        $    1,639
Interest-bearing deposits                                                              4,677             2,308
Money market investments and investment securities:
     Held-to-maturity, at amortized cost (estimated fair value
         of $3,300,000 and $4,299,000, respectively)                                   3,246             4,235
     Available-for-sale, at fair value                                                 7,802             6,827
Mortgage-backed securities:
     Held-to-maturity, at amortized cost (estimated fair value
         of $2,650,000 and $3,215,000, respectively)                                   2,627             3,183
     Available-for-sale, at fair value                                                 4,690             4,484
Loans receivable, net of allowance for loan loss of
     $232,000 and $228,000, respectively                                              61,891            61,999
Other assets                                                                           2,802             2,577
                                                                                  ----------        ----------


TOTAL ASSETS                                                                     $   89,636         $   87,252
                                                                                  ----------        ----------
                                                                                  ----------        ----------



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                         $    71,870       $    69,791
Borrowed funds                                                                         9,500             9,500
Accrued expenses and other liabilities                                                 1,564             1,308
                                                                                  ----------        ----------

                  Total liabilities                                                   82,934            80,599
                                                                                  ----------        ----------

Stockholders' equity:
     Serial preferred stock, $.10 par value, 50,000 shares
         authorized, no shares issued and outstanding                                     -                 -
     Common stock, $.01 par value, 250,000 shares authorized,
         174,473 shares issued at December 31, 1998 and
         September 30, 1998                                                                2                 2
     Paid-in surplus                                                                   1,430             1,430
     Retained earnings, substantially restricted                                       6,543             6,452
     Net unrealized gain on available-for-sale securities,
         net of taxes                                                                     27                69
                                                                                  ----------        ----------

                                                                                       8,002             7,953

     Treasury stock, 25,000 shares at cost                                            (1,300)           (1,300)
                                                                                  ----------        ----------

                  Total stockholders' equity                                           6,702             6,653
                                                                                  ----------        ----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $   89,636        $   87,252
                                                                                  ----------        ----------
                                                                                  ----------        ----------


                See accompanying notes to condensed consolidated
                             financial statements.

                   PROGRESSIVE BANCORP, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (IN THOUSANDS, EXCEPT INCOME PER SHARE DATA)

                                   (Unaudited)

                                                                                          THREE MONTHS ENDED
                                                                                             DECEMBER 31,
                                                                                          --------------------
                                                                                          1998            1997
                                                                                          ----            ----
INTEREST INCOME
     Loans receivable:
         First mortgage loans                                                        $        927    $         896
         Other loans                                                                          284              283
     Mortgage-backed securities                                                               110              128
     Interest-bearing deposits                                                                 49               52
     Money market investments and investment securities                                       174              192
                                                                                     ------------    -------------

                  Total interest income                                                     1,544            1,551
                                                                                     ------------    -------------


INTEREST ON DEPOSITS                                                                          884              879


INTEREST ON BORROWED FUNDS                                                                    138              116
                                                                                     ------------    -------------

                  Total interest expense                                                    1,022              995
                                                                                     ------------    -------------

                  Net interest income                                                         522              556


PROVISION FOR LOAN LOSSES                                                                       4                3
                                                                                     ------------    -------------

                  Net interest income after provision
                      for loan losses                                                         518              553
                                                                                     ------------    -------------


NONINTEREST INCOME
     Travel agency fees                                                                       687              693
     Net gain on sales of loans held-for-sale                                                  -                21
     Loan origination fees                                                                     35               26
     Other                                                                                     69               71
                                                                                     ------------    -------------

                  Total noninterest income                                                    791              811
                                                                                     ------------    -------------


NONINTEREST EXPENSE
     Travel agency cost of sales                                                              663              667
     Compensation and benefits                                                                247              237
     Other operating expenses                                                                 200              213
                                                                                     ------------    -------------

                  Total noninterest expense                                                 1,110            1,117
                                                                                     ------------    -------------

                   PROGRESSIVE BANCORP, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (IN THOUSANDS, EXCEPT INCOME PER SHARE DATA)

                                   (Unaudited)

                                                                                          THREE MONTHS ENDED
                                                                                             DECEMBER 31,
                                                                                          --------------------
                                                                                          1998            1997
                                                                                          ----            ----
                  Income before income taxes and
                      cumulative effect of change
                      in accounting principle                                        $        199    $     247


INCOME TAXES                                                                                   75           89
                                                                                     ------------    ---------

                  Income before cumulative effect of
                      change in accounting principle                                          124          158


CUMULATIVE EFFECT ON PRIOR YEARS
     (TO SEPTEMBER 30, 1998) OF EXPENSING
     ORGANIZATIONAL COSTS AS INCURRED,
     NET OF INCOME TAXES OF $21                                                                33           -
                                                                                     ------------    ---------


NET INCOME                                                                           $         91    $     158
                                                                                     ------------    ---------
                                                                                     ------------    ---------


BASIC INCOME PER SHARE
     Before cumulative effect of accounting change                                   $        .83   $     .94
     Accounting change                                                                       (.22)         -
                                                                                     ------------    ---------

     Basic income per share                                                          $        .61    $    .94
                                                                                     ------------    ---------
                                                                                     ------------    ---------


DILUTED INCOME PER SHARE
     Before cumulative effect of accounting change                                   $        .80    $    .89
     Accounting change                                                                       (.21)         -
                                                                                     ------------    ---------

     Diluted income per share                                                        $        .59    $    .89
                                                                                     ------------    ---------
                                                                                     ------------    ---------


WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING

         Basic                                                                            149,473     168,172
                                                                                     ------------    ---------
                                                                                     ------------    ---------

         Diluted                                                                          154,712     178,757
                                                                                     ------------    ---------
                                                                                     ------------    ---------

               See accompanying notes to condensed consolidated
                             financial statements.

                   PROGRESSIVE BANCORP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                   (Unaudited)

                                                                                           THREE MONTHS ENDED
                                                                                              DECEMBER 31,
                                                                                       -------------------------
                                                                                           1998           1997
                                                                                           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net cash provided by (used in) operating activities                               $      (20)     $     135
                                                                                       ----------      ---------


CASH FLOWS FROM INVESTING ACTIVITIES
     Principal received on mortgage-backed securities                                         816            728
     Proceeds from the maturity of investment securities                                    2,000            500
     Purchase of investment securities                                                     (1,997)        (1,124)
     Purchase of mortgage-backed securities                                                  (492)          (502)
     Net decrease (increase) in loans receivable                                               47           (546)
     Other                                                                                     -              (5)
                                                                                       ----------      ---------

                  Net cash provided by (used in) investing
                      activities                                                              374           (949)
                                                                                       ----------      ---------


CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits                                                    2,079           (148)
     Other                                                                                    198            176
                                                                                       ----------      ---------

                  Net cash provided by financing activities                                 2,277             28
                                                                                       ----------      ---------


NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                                      2,631            (786)


CASH AND CASH EQUIVALENTS AT BEGINNING
     OF PERIOD                                                                             3,947           4,968
                                                                                       ----------      ---------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $    6,578      $   4,182
                                                                                       ----------      ---------
                                                                                       ----------      ---------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the periods for:

         Interest on deposits and borrowed funds                                       $    1,022      $     995
                                                                                       ----------      ---------
                                                                                       ----------      ---------

         Income taxes, net of refunds                                                  $      194      $      -
                                                                                       ----------      ---------
                                                                                       ----------      ---------


SUPPLEMENTAL DISCLOSURES OF NONCASH
     INVESTING ACTIVITIES
     Transfers from loans to real estate acquired through

         foreclosure                                                                   $       57      $     241
                                                                                       ----------      ---------
                                                                                       ----------      ---------


               See accompanying notes to condensed consolidated
                             financial statements.

                   PROGRESSIVE BANCORP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The Company's unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management of the Company, however, the consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) which are necessary to present fairly the consolidated financial position and the consolidated results of operations of the Company. The consolidated results of operations for the three month periods ended December 31, 1998 and 1997 are not necessarily indicative of the results which may be expected for an entire year.


NOTE 2 - EARNINGS PER COMMON SHARE

Basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted income per share is computed based upon the weighted average number of shares outstanding during the period plus the shares that would be outstanding assuming the exercise of the dilutive stock options.


NOTE 3 - YEAR 2000 COMPLIANCE

The Company presently believes that with modifications to existing software and conversion to new software, the year 2000 issue will not pose significant operational problems for the Company's business operations. To date, management believes the systems conversion finalized in November 1998 brought its major operating system into year 2000 compliance status. In addition, the Company outsources its computer systems to a third party supplier, who has informed the Company that it expects to be year 2000 compliant in mid-1999. Implementation of the Company's plan to test in-house and out-sourced software has been underway since the first quarter of 1998. Testing of applications considered to be "mission critical" are scheduled for completion by the first quarter of 1999. Total compliance for all systems, including the Company's outsourced computer systems, is expected by management to be completed by the third quarter of 1999; management currently estimates that such compliance will cost $50,000. The plan implementation team is responsible for progress and will continue to provide a status report to the board of directors on a monthly basis through December 31, 1999. However, if such modifications and conversions are not made, or are not completed timely, the year 2000 issue could have a material adverse impact on the operations of the Company. The Company has in place a contingency plan in the event its outsourced computer systems are not year 2000 compliant on a timely basis. In addition, there can be no assurance that unforeseen problems in the Company's outsourced computer systems will not have an adverse effect on the Company's systems or operations. The Company does not have sufficient information accumulated from customers to enable the Company to assess the degree to which customers' operations are susceptible to potential problems relating to the year 2000 issue.

                   PROGRESSIVE BANCORP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


NOTE 4 - COMPREHENSIVE INCOME

Effective October 1, 1998, the Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires the Company's net change in unrealized gain (loss) on available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Total comprehensive income, which was comprised of net income and net change in unrealized gain (loss) on available-for-sale securities, was approximately $28,000 and $175,000 for the three months ended December 31, 1998 and 1997, respectively.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

Total assets increased by $2.4 million or 2.7 percent from September 30, 1998 to December 31, 1998. Interest-bearing deposits increased $2.4 million or 102.6 percent. All money market investments and investment securities decreased $14,000. All mortgage-backed securities decreased $350,000 or 4.6 percent for the same period. Loans receivable decreased $108,000 or 0.2 percent. The Company's deposits increased $2.1 million or 3.0 percent from September 30, 1998 to December 31, 1998.


CAPITAL

Total stockholders' equity increased $49,000 or 0.7 percent to $6.7 million during the three months ended December 31, 1998. The FDIC requires that the Company meet minimum amounts and ratios of total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I Capital (as defined) to average assets (as defined). As of December 31, 1998, the Company had total capital of $6.9 million or 15.8 percent of risk-weighted assets and Tier I Capital of $6.7 million or 15.3 percent of risk-weighted assets and 7.6 percent of average assets. As of December 31, 1998, the Company was in full compliance with all three minimum capital requirements.


LIQUIDITY

FDIC regulations require that savings banks maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, and specified United States Government, state, or federal agency obligations) equal to a monthly average of not less than 5 percent of its net withdrawable deposits plus short-term borrowing. At December 31, 1998, the Company's average liquidity position was $13.3 million or 17.8 percent compared to $13.6 million or 18.2 percent at September 30, 1998. The Company adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes escrowed on mortgage loans, repayment of borrowing, when applicable, and loan commitments. The Company also adjusts liquidity as appropriate to meet its asset, liability, and management objectives.

                              RESULTS OF OPERATIONS


INTEREST INCOME

Interest income decreased 0.5 percent or $7,000 for the three months ended December 31, 1998, compared to the three months ended December 31, 1997. Contributing to this decrease, the average yield on interest earning assets was
7.6 percent for the three months ended December 31, 1998, compared to 7.8 percent for the three months ended December 31, 1997. Offsetting this decrease, the Company's average earnings assets were $84.5 million for a $2.3 million increase for the three months ended December 31, 1998, compared to $82.2 million for the three months ended December 31, 1997.


INTEREST EXPENSE

Interest expense increased 2.7 percent or $27,000 for the three months ended December 31, 1998, compared to the three months ended December 31, 1997. This increase resulted from an increase in the Company's average deposit base of $3.3 million from $76.9 million for the three months ended December 31, 1997 to $80.2 million for the three months ended December 31, 1998. The Company's average cost of deposits and borrowed funds was 5.1 percent for the three months ended December 31, 1998, compared to 5.2 percent for the three months ended December 31, 1997.


NET INTEREST INCOME

Net interest income decreased 6.1 percent or $34,000 for the three months ended December 31, 1998, compared to the three months ended December 31, 1997. This decrease was affected by the net increase of the average deposit base over the average earnings assets of $1 million for the respective three months ended December 31, 1998 and 1997. Also contributing to the decrease, the Company's net interest spread decreased to 2.50 percent for the three months ended December 31, 1998, compared to an interest rate spread of 2.62 percent for the three months ended December 31, 1997. The interest rate yield curve continued at flat levels for the three months ended December 31, 1998. The ten year treasury note averaged 4.66 percent and the thirty year treasury bond averaged 5.09 percent for the three months ended December 31, 1998. For the three months ended December 31, 1997, the average rate on the ten year treasury note was 5.92 percent and the average rate on the thirty year treasury bond was 6.16 percent. The rates received on the Company's earning assets followed these lower rate trends; however, because of competition from local credit unions and other financial institutions with alternative savings and investment products, the Company was not able to lower rates paid on its savings products as much. The Company's interest rate spread continued to narrow.


PROVISION FOR LOAN LOSSES

The Company continues to make provisions for loan losses as needed based on its "Policy Statement Regarding General Valuation Allowances." Loss provisions of $4,000 and $3,000 were made for the respective three month periods ended December 31, 1998 and 1997.

NONINTEREST INCOME

Noninterest income decreased 2.5 percent or $20,000 for the three months ended December 31, 1998, compared to the three months ended December 31, 1997. Contributing to this decrease, the Company had no net gain on sale of loans held-for-sale for the three months ended December 31, 1998, compared to gains of $21,000 for the three months ended December 31, 1997. Because of lower rates being offered on other investment products, the Company chose to hold the originated loans in its portfolio.


NONINTEREST EXPENSE

Noninterest expense decreased 0.6 percent or $7,000 for the three months ended December 31, 1998, compared to the three months ended December 31, 1997. Travel agency cost of sales decreased $4,000 for the three months ended December 31, 1998, compared to the three months ended December 31, 1997. Compensation and benefits increased $10,000 for the comparable three month periods ended December 31, 1998 and 1997, respectively. This was due primarily as a result of regular compensation merit increases. Other operating expenses decreased $13,000 for the three months ended December 31, 1998, compared to the three months ended December 31, 1997. Real estate owned expenses, including loss provision on real estate, decreased $5,000. This decrease was a result of less activity in real estate owned for the comparable three month periods ended December 31, 1998 and 1997.


CUMULATIVE EFFECT ON PRIOR YEARS (TO SEPTEMBER 30, 1998) OF EXPENSING ORGANIZATIONAL COSTS AS INCURRED

On October 1, 1998, in accordance with Statement of Position 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES, the Company elected to expense the remaining unamortized balance of $54,000 for organizational costs incurred in the formation of the bank holding company, Progressive Bancorp, Inc.


NET INCOME

Net income decreased 42.4 percent or $67,000 for the three months ended December 31, 1998, compared to the three months ended December 31, 1997. The decrease was a result of the narrowing of the Company's net interest margin. Net interest income decreased $34,000 for the three months ended December 31, 1998, compared to the same period ended December 31, 1997. Also contributing to the decrease was the expensing of unamortized organizational costs associated with the formation of the bank holding company. This amounted to $33,000, net of income taxes, for the three months ended December 31, 1998.

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


                                               PROGRESSIVE BANCORP, INC.
                                                     (Registrant)


DATE: February 12, 1999                  BY:   /S/ ARTHUR E. KRILE, JR.
                                               ------------------------
                                               Arthur E. Krile, Jr.,
                                               President and  Chief
                                                 Executive Officer