Form 10QSB
period 1999-03-31
PROGRESSIVE BANCORP INC
filed 1999-05-17
CIK 1044610

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              450 5TH STREET, N.W.
                             WASHINGTON, D. C. 20549



                                   FORM 10-QSB

(Mark One)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE -----ACT OF 1934

For the quarterly period ended March 31, 1999
                               --------------

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to  ________ Commission File No. 0-23571


                            PROGRESSIVE BANCORP, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                   36-4178818
           --------                              ---------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

601-617 Court Street, Pekin, Illinois                               61554
---------------------------------------                          ------------
(Address of principal executive office)                           (Zip Code)


Registrant's telephone number, including area code (309)-347-5101
                                                   --------------

Not applicable
------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .
                                      ---    ---

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.


              Class                               Outstanding March 31, 1999
-------------------------------------             --------------------------
Common Stock, par value $.01per share                      174,473

                   PROGRESSIVE BANCORP, INC. AND SUBSIDIARIES



                                                       INDEX


                                                                                                              Page
PART I.   FINANCIAL INFORMATION

         Item 1.      Financial Statements

                      Condensed Consolidated Balance Sheets as of March 31, 1999
                           (Unaudited) and September 30, 1998....................................................1

                      Condensed  Consolidated  Statements of Income  (Unaudited)
                           for the three months ended March 31, 1999 and 1998
                           and the six months ended March 31, 1999 and 1998......................................2

                      Condensed   Consolidated    Statements   of   Cash   Flows
                           (Unaudited) for the three months ended March 31, 1999
                           and 1998 and the six months ended March 31, 1999 and 1998.............................4

                      Notes to Condensed Consolidated Financial Statements.......................................5

         Item 2.      Management's Discussion and Analysis of Financial
                           Condition and Results of Operations...................................................7


PART II.  OTHER INFORMATION

                                           PART I. FINANCIAL INFORMATION

                                           Item 1. Financial Statements

                                    PROGRESSIVE BANCORP, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (In Thousands, Except Share Data)

                                                                                   March 31,
                                                                                     1999           September 30,
                                                                                  (Unaudited)           1998
                                                 ASSETS

Cash and amounts due from banks                                                   $    1,572        $    1,639
Interest-bearing deposits                                                              5,666             2,308
Money market investments and investment securities:
     Held-to-maturity, at amortized cost (estimated fair
         value of $1,553 and $4,299, respectively)                                     1,505             4,235
     Available-for-sale, at fair value                                                 9,875             6,827
Mortgage-backed securities:
     Held-to-maturity, at amortized cost (estimated fair
         value of $1,761 and $3,215, respectively)                                     1,747             3,183
     Available-for-sale, at fair value                                                 5,799             4,484
Loans receivable, net of allowance for loan loss of
     $236 and $228, respectively                                                      62,217            61,999
Other assets                                                                           2,830             2,577
                                                                                  ----------        ----------


Total assets                                                                      $   91,211        $   87,252
                                                                                  ==========        ==========


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                          $   73,258        $   69,791
Borrowed funds                                                                         9,500             9,500
Accrued expenses and other liabilities                                                 1,762             1,308
                                                                                  ----------        ----------

                  Total liabilities                                                   84,520            80,599
                                                                                  ----------        ----------

Stockholders' equity:
     Serial preferred stock, $.10 par value, 50,000 shares
         authorized, no shares issued and outstanding                                     -                 -
     Common stock, $.01 par value, 250,000 shares
         authorized, 174,473 shares issued                                                 2                 2
     Paid-in surplus                                                                   1,430             1,430
     Retained earnings, substantially restricted                                       6,589             6,452
     Net unrealized gain (loss) on available-for-sale
         securities, net of taxes                                                        (30)               69
                                                                                  ----------        ----------
                                                                                       7,991             7,953
     Treasury stock, 25,000 shares at cost                                            (1,300)           (1,300)
                                                                                  ----------        ----------

                  Total stockholders' equity                                           6,691             6,653
                                                                                  ----------        ----------


Total liabilities and stockholders' equity                                        $   91,211        $   87,252
                                                                                  ==========        ==========


     See accompanying notes to condensed consolidated financialstatements.

                                    PROGRESSIVE BANCORP, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (In Thousands, Except Income Per Share Data)

                                                    (Unaudited)


                                                                     Three Months Ended              Six Months Ended
                                                                          March 31,                      March 31,
                                                                ----------------------------   ---------------------------
                                                                     1999           1998           1999            1998
                                                                     ----           ----           ----            ----
Interest income
     Loans receivable:
         First mortgage loans                                   $        956    $        896   $      1,883   $      1,792
         Other loans                                                     287             283            571            566
     Mortgage-backed securities                                          109             126            219            254
     Interest-bearing deposits                                            61              39            110             91
     Money market investments and
         investment securities                                           170             211            344            403
                                                                ------------    ------------   ------------   ------------

              Total interest income                                    1,583           1,555          3,127          3,106
                                                                ------------    ------------   ------------   ------------


Interest on deposits                                                     873             849          1,757          1,728


Interest on borrowed funds                                               131             124            269            240
                                                                ------------    ------------   ------------   ------------

              Total interest expense                                   1,004             973          2,026          1,968
                                                                ------------    ------------   ------------   ------------

              Net interest income                                        579             582          1,101          1,138


Provision for loan losses                                                  5               3              9              6
                                                                ------------    ------------   ------------   ------------

              Net interest income after provision
                  for loan losses                                        574             579          1,092          1,132
                                                                ------------    ------------   ------------   ------------


Noninterest income
     Travel agency fees                                                  894           1,081          1,581          1,774
     Net gain on sales of securities available-
         for-sale                                                         -               32             -              32
     Net gain on sales of loans held-for-sale                             -               38             -              59
     Loan origination fees                                                26              39             61             65
     Other                                                                87              91            156            162
                                                                ------------    ------------   ------------   ------------

              Total noninterest income                                 1,007           1,281          1,798          2,092
                                                                ------------    ------------   ------------   ------------


Noninterest expense
     Travel agency cost of sales                                         846           1,022          1,509          1,689
     Compensation and benefits                                           278             227            525            464
     Other operating expenses                                            285             233            592            446
                                                                ------------    ------------   ------------   ------------

              Total noninterest expense                                1,409           1,482          2,626          2,599
                                                                ------------    ------------   ------------   ------------

                                    PROGRESSIVE BANCORP, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (In Thousands, Except Income Per Share Data)

                                                    (Unaudited)


                                                                     Three Months Ended              Six Months Ended
                                                                          March 31,                      March 31,
                                                                ----------------------------   ---------------------------
                                                                     1999           1998           1999            1998
                                                                     ----           ----           ----            ----
              Income before income taxes and
                  cumulative effect of change
                  in accounting principle                       $        172    $        378   $        264   $       625


Income taxes                                                              60             145             94           234
                                                                ------------    ------------   ------------   -----------

              Income before cumulative effect
                  of change in accounting
                  principle                                              112             233            170            391


CUMULATIVE EFFECT ON PRIOR
     YEARS (TO SEPTEMBER 30, 1998)
     OF EXPENSING ORGANIZATIONAL
     COSTS AS INCURRED, NET OF
     INCOME TAXES OF $21                                                  -               -              33             -
                                                                ------------    ------------   ------------   ------------


Net income                                                      $        112    $        233    $        137   $       391
                                                                ============    ============    ============   ===========


BASIC INCOME Per share
     Before cumulative effect of accounting
         change                                                 $        .75    $       1.38   $       1.14   $       2.32
     Accounting change                                                    -               -             .22             -
                                                                ------------    ------------   ------------   ------------

     Basic income per share                                     $        .75    $       1.38   $        .92   $       2.32
                                                                ============    ============   ============   ============


DILUTED INCOME Per share
     Before cumulative effect of accounting
         change                                                 $        .73    $       1.30   $       1.10   $       2.19
     Accounting change                                                    -               -             .21             -
                                                                ------------    ------------   ------------   ------------

     Diluted income per share                                   $        .73    $       1.30   $        .89   $       2.19
                                                                ============    ============   ============   ============


Weighted average number of
     common shares outstanding
     Basic                                                           149,473         168,181        149,473        168,176
                                                                ============    ============   ============   ============

     Diluted                                                         154,105         178,776        154,467        178,776
                                                                ============    ============   ============   ============

     See accompanying notes to condensed consolidated financial statements.
                                        3

                                    PROGRESSIVE BANCORP, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (In Thousands)

                                                    (Unaudited)


                                                                         Three Months Ended            Six Months Ended
                                                                              March 31,                    March 31,
                                                                         1999         1998             1999         1998
Cash flows from operating activities
     Net cash provided by operating activities                         $      63    $     441       $      43     $    576
                                                                       ---------    ---------       ---------     --------


Cash flows from investing activities
     Principal received on mortgage-backed securities                      1,324          403           2,140        1,131
     Proceeds from the maturity of investment securities                   4,500        1,000           6,500        1,500
     Proceeds from sale of investment securities available-
         for-sale                                                             -         1,025              -         1,025
     Purchase of investment securities                                    (4,939)      (3,010)         (6,936)      (4,134)
     Purchase of mortgage-backed securities                               (1,530)          -           (2,022)        (502)
     Net increase in loans receivable                                       (365)        (666)           (318)      (1,212)
     Other                                                                    (4)         (12)             (4)         (17)
                                                                       ---------    ---------       ---------     --------

                  Net cash used in investing activities                   (1,014)      (1,260)           (640)      (2,209)
                                                                       ---------    ---------       ---------     --------


Cash flows from financing activities
     Net increase (decrease) in deposits                                   1,388         (874)          3,467       (1,022)
     Proceeds from FHLB advances                                              -         1,500              -         1,500
     Other                                                                   223          171             421          347
                                                                       ---------    ---------       ---------     --------

                  Net cash provided by financing activities                1,611          797           3,888          825
                                                                       ---------    ---------       ---------     --------


Net increase (decrease) in cash and cash
     equivalents                                                             660          (22)          3,291        (808)


Cash and cash equivalents at beginning
     of period                                                             6,578        4,182           3,947       4,968
                                                                       ---------    ---------       ---------    --------


Cash and cash equivalents at end of
     period                                                              $ 7,238   $    4,160       $   7,238   $   4,160
                                                                       =========    =========       =========   =========

Supplemental  disclosures of cash flow  information
 Cash paid during the periods for:
         Interest on deposits and borrowed funds                       $   1,005    $     966       $   2,027     $  1,962
                                                                       =========    =========       =========     ========

         Income taxes, net of refunds                                  $     134    $      89       $     328     $     89
                                                                       =========    =========       =========     ========


Supplemental disclosures of noncash
     investing activities
     Transfers from loans to real estate acquired
         through foreclosure                                           $      34    $      -        $      91     $    241
                                                                       =========    =========       =========     ========


     See accompanying notes to condensed consolidated financial statements.
                                        4

                   PROGRESSIVE BANCORP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The Company's unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management of the Company, however, the consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) which are necessary to present fairly the consolidated financial position and the consolidated results of operations of the Company. The consolidated results of operations for the six month periods ended March 31, 1999 and 1998 are not necessarily indicative of the results which may be expected for an entire year.


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

                   PROGRESSIVE BANCORP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


NOTE 4 - COMPREHENSIVE INCOME

Effective October 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires the Company's net change in unrealized gain (loss) on available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Total comprehensive income, which was comprised of net income and net change in unrealized gain (loss) on available-for-sale securities, was approximately $55,000 and $213,000 for the three months ended March 31, 1999 and 1998, respectively, and $38,000 and $388,000 for the six months ended March 31, 1999 and 1998, respectively.

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


FINANCIAL CONDITION

Total assets increased $4.0 million or 4.5 percent from September 30, 1998 to March 31, 1999. Interest-bearing deposits increased $3.4 million or 145.5 percent from September 30, 1998 to March 31, 1999. Money market investments and investment securities increased $318,000 or 2.9 percent from September 30, 1998 to March 31, 1999. Loans receivable, net, increased $218,000 or 0.4 percent for this period. Deposits increased $3.5 million or 5.0 percent from September 30, 1998 to March 31, 1999. The Company, faced with a flat yield curve and uncertainty in the direction of interest rates, chose a conservative approach and left most of the Company's deposit increase in liquid interest-bearing deposits.


CAPITAL

Total equity decreased $38,000 or 0.6 percent to $6.7 million during the six months ended March 31, 1999. The FDIC requires that the Company meet minimum amounts and ratios of total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I Capital (as defined) to average assets (as defined). As of March 31, 1999, the Company had total capital of $7.0 million or 16.02 percent of risk-weighted assets, Tier I Capital of $6.9 million or 15.40 percent of risk-weighted assets, and Tier I Capital of $6.9 million or
7.85 percent of average assets. As of March 31, 1999, the Company was in full compliance with all three minimum capital requirements.


LIQUIDITY

FDIC regulations require that savings banks maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, and specified United States Government, state, or federal agency obligations) equal to a monthly average of not less than 5 percent of its net withdrawable deposits plus short-term borrowing. At March 31, 1999, the Company's average liquidity position was $15.7 million or 20.24 percent compared to $12.5 million or 16.6 percent at September 30, 1998. The Company adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes escrowed on mortgage loans, repayment of borrowings, when applicable, and loan commitments. The Company also adjusts liquidity as appropriate to meet its asset, liability, and management objectives.

                              RESULTS OF OPERATIONS


INTEREST INCOME

Interest income increased 1.8 percent or $28,000 for the three months ended March 31, 1999, compared to the three months ended March 31, 1998. Interest income increased by 0.7 percent or $21,000 for the six months ended March 31, 1999, compared to the six months ended March 31, 1998. The increase in interest income for the three months ended March 31, 1999 reflected an increase in average interest-earning assets to $86.2 million from $83.2 million for a 3.6 percent increase of $3.0 million for the three months ended March 31, 1999, compared to the three months ended March 31, 1998. Average interest-earning assets of $85.3 million for the six months ended March 31, 1999 increased $3.1 million or 3.8 percent compared to the average interest-earning assets of $82.2 million for the six months ended March 31, 1998. The increase in interest income for the three months ended March 31, 1999, compared to the same period in 1998, was partially offset by a decrease in the average yield on interest-earning assets to 7.56 percent from 7.90 percent for these respective periods. The average yield on interest-earning assets for the six months ended March 31, 1999 was 7.57 percent, compared to 7.85 percent for the six months ended March 31, 1998.

INTEREST EXPENSE

Interest expense increased 3.2 percent or $31,000 for the three months ended March 31, 1999, compared to the three months ended March 31, 1998. Interest expense also increased 2.9 percent or $58,000 for the six months ended March 31, 1999, compared to the six months ended March 31, 1998.

The increase for the three months ended March 31, 1999, compared to the three months ended March 31, 1998 was due to an increase in average deposits of $4.3 million from $68.2 million to $72.5 million. The average borrowed funds remained at $9.5 million for the respective three month periods ended March 31, 1999 and 1998. The increase for the six month period ended March 31, 1999, compared to the six month period ended March 31, 1998, was due to an increase in average deposits of $3.1 million from $68.5 million to $71.6 million. Average borrowed funds remained unchanged at $9.5 million for the six month periods ended March 31, 1999 and 1998. Helping to offset this increase, the average cost of the deposits and borrowed funds decreased to 4.89 percent from 5.06 percent for the three months ended March 31, 1999, compared to the three months ended March 31, 1998. The average cost of deposits and borrowed funds for the six months ended March 31, 1999 was 5.00 percent, compared to the 5.12 percent for the six months ended March 31, 1998.

NET INTEREST INCOME

Net interest income decreased 0.5 percent or $3,000 and 3.3 percent or $37,000 for the respective three and six month periods ended March 31, 1999, as compared to these same periods ended March 31, 1998. Contributing to the decrease in net interest income for both the three and six month periods ended March 31, 1999 was the decrease in loan originations of first mortgage and other loans. Also, first mortgage refinances increased with these refinanced loans carrying lower interest rates than the original loans. Adding continued pressure on net interest income, the Company continued to offer competitive interest rates on savings deposits in order to compete with other local credit unions, mutual fund offerings, and other investment sources. To help offset some of this pressure, the Company offered selected specific term certificates at slightly higher rates to avoid offering the higher rates to all savings deposit products. Because of the above mentioned factors, the Company's net interest spread declined to 2.67 percent from 2.84 percent for the three months ended March 31, 1999, compared to the same period ended March 31, 1998. For the respective six month periods ended March 31, 1999 and March 31, 1998, the net interest spread decreased to 2.57 percent from 2.73 percent.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $5,000 and $9,000 for the three and six month periods ended March 31, 1999, respectively, compared to $3,000 and $6,000 for the same periods ended March 31, 1998, respectively. The Company increased its loss provisions in both periods to offset specific consumer loan charge offs. The Company's overall delinquency rate remains low; however, continued monitoring of the Company's loan portfolio for potential loan problems is a priority.

NONINTEREST INCOME

Noninterest income decreased by 21.4 percent or $274,000 for the three months ended March 31, 1999 and decreased 14.1 percent or $294,000 for the six months ended March 31, 1999, as compared to the three and six months ended March 31, 1998. Travel agency fees from the Company's wholly owned subsidiary decreased $187,000 or 17.3 percent for the three months ended March 31, 1999, compared to the three months ended March 31, 1998. A decrease in these agency fees of $193,000 or 10.9 percent was experienced for the six months ended March 31, 1999, compared to the six months ended March 31, 1998. Also contributing to the decrease, there were no realized gains on the Company's securities available-for-sale portfolio for the three and six month periods ended March 31, 1999, compared to the net realized gains of $32,000 for both the three month and six month periods ended March 31, 1998. The same held for net gain on sales of loans held-for-sale as no gains were realized for either the three and six month periods ended March 31, 1999. For the respective three and six month periods ended March 31, 1998, net gain on sales of loans held-for-sale were $38,000 and $59,000, respectively.

NONINTEREST EXPENSE

Noninterest expense decreased 4.9 percent or $73,000 for the three months ended March 31, 1999, compared to the three months ended March 31, 1998. For the six months ended March 31, 1999, compared to the same period ended March 31, 1998, noninterest expense increased $27,000. Travel agency cost of sales decreased, along with the decrease in travel agency fees, $176,000 or 17.2 percent for the three months ended March 31, 1999, compared to the same period ended March 31, 1998. The travel agency cost of sales decreased $180,000 or 10.7 percent for the six months ended March 31, 1999, compared to the six months ended March 31, 1998. Compensation and benefits costs increased $51,000 or 22.5 percent for the three months ended March 31, 1999, compared to the three months ended March 31, 1998. These same costs increased $61,000 or 13.1 percent for the six months ended March 31, 1999, compared to the six months ended March 31, 1998. Benefit costs accounted for the majority of these increases. For the three months ended March 31, 1999, benefit costs increased $38,000 or 97.4 percent, compared to the three months ended March 31, 1998. Benefit costs increased $39,000 or 45.9 percent for the six months ended March 31, 1999, compared to the six months ended March 31, 1998. Other operating expenses increased $52,000 or 22.3 percent for the three months ended March 31, 1999, compared to the three months ended March 31, 1998. Other operating expenses increased $146,000 or 32.7 percent for the six months ended March 31, 1999, compared to the six months ended March 31, 1998. Costs related to the Company's recent on-line conversion totaling $107,000 accounted for the majority of this increase over the six month period.


NET INCOME

Net income decreased 51.9 percent or $121,000 for the three months ended March 31, 1999, compared to the three months ended March 31, 1998. Net income decreased 65.0 percent or $254,000 for the six months ended March 31, 1999, compared to the six months ended March 31, 1998. The decrease in the three month period was due primarily to decreases in noninterest income, specifically in net gain on sales of securities available-for-sale and net gain on sales of loans held-for-sale totaling $70,000 for the three months ended March 31, 1999, compared to the same period ended March 31, 1998. Decreases in net gain on sales of securities available-for-sale and net gain on sales of loans held-for-sale totaling $91,000 and increases in other noninterest expense of $146,000, specifically $107,000 costs for the Company's new on-line conversion system, accounted for the majority of the decrease in net income for the six months ended March 31, 1999, compared to the same period ended March 31, 1998. Also contributing to the six month decrease was the expensing of unamortized organizational costs associated with the formation of the Company as a bank holding company in October 1997. This amounted to $33,000, net of income taxes.

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


                                         PROGRESSIVE BANCORP, INC.
                                            (Registrant)


DATE: May 17, 1999              BY:      /s/ Arthur E. Krile, Jr.
                                         ---------------------------------------
                                         Arthur E. Krile, Jr., President and
                                                    Chief Executive Officer