Form 10QSB/A
period 1998-12-31
PROGRESSIVE BANCORP INC
filed 1999-05-19
CIK 1044610

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              450 5TH STREET, N.W.
                             WASHINGTON, D. C. 20549

                              ---------------------

                                  FORM 10-QSB/A
                                (Amendment No. 1)

(Mark One)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE -----ACT OF 1934

     For the quarterly period ended December 31, 1998
----                                -----------------

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
                                      ---    ---

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.


              Class                               Outstanding December 31, 1998
-------------------------------------             -----------------------------
Common Stock, par value $.01per share                      174,473

                   PROGRESSIVE BANCORP, INC. AND SUBSIDIARIES



                                      INDEX


                                                                                                              Page
PART I.   FINANCIAL INFORMATION

         Item 1.      Financial Statements

                      Condensed Consolidated Balance Sheets as of
                           December 31, 1998 (Unaudited) and
                           September 30, 1998....................................................................1

                      Condensed Consolidated Statements of Income
                           (Unaudited) for the Three months ended
                           December 31, 1998 and 1997............................................................2

                      Condensed Consolidated Statements of Cash Flows
                           (Unaudited) for the Three months ended
                           December 31, 1998 and 1997............................................................4

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


PART II.  OTHER INFORMATION

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                   PROGRESSIVE BANCORP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)


                                                                                 December 31,  September 30,
                                                                                     1998          1998
                                                                                     ----          ----
                                                                                          (Unaudited)
                                     Assets

Cash and amounts due from banks ...............................................   $  1,901    $  1,639
Interest-bearing deposits .....................................................      4,677       2,308
Money market investments and investment securities:
     Held-to-maturity, at amortized cost (estimated fair
         value of $3,300 and $4,299, respectively) ............................      3,246       4,235
     Available-for-sale, at fair value ........................................      7,802       6,827
Mortgage-backed securities:
     Held-to-maturity, at amortized cost (estimated fair
         value of $2,650 and $3,215, respectively) ............................      2,627       3,183
     Available-for-sale, at fair value ........................................      4,690       4,484
Loans receivable, net of allowance for loan loss of
     $232 and $228, respectively ..............................................     61,891      61,999
Other assets ..................................................................      2,695       2,577
                                                                                  --------    --------


Total assets ..................................................................   $ 89,529    $ 87,252
                                                                                  ========    ========


                      Liabilities and Stockholders' Equity

Deposits ...............................................................          $ 71,870    $ 69,791
Borrowed funds .............................................................         9,500       9,500
Accrued expenses and other liabilities .....................................         1,523       1,308
                                                                                  --------    --------

                  Total liabilities ........................................        82,893      80,599
                                                                                  --------    --------

Stockholders' equity:
     Serial preferred stock, $.10 par value, 50,000 shares
         authorized, no shares issued and outstanding ...........................       --          --
     Common stock, $.01 par value, 250,000 shares authorized,
         174,473 shares issued at December 31, 1998 and
         September 30, 1998 ...................................................          2           2
     Paid-in surplus ..........................................................      1,430       1,430
     Retained earnings, substantially restricted ..............................      6,477       6,452
     Net unrealized gain on available-for-sale securities,
         net of taxes ........................................... .............         27          69
                                                                                  --------    --------
                                                                                     7,936       7,953
     Treasury stock, 25,000 shares at cost ......................... ..........     (1,300)     (1,300)
                                                                                  --------    --------

                  Total stockholders' equity ..................................      6,636       6,653
                                                                                  --------    --------


Total liabilities and stockholders' equity ....................................   $ 89,529    $ 87,252
                                                                                  ========    ========



     See accompanying notes to condensed consolidated financial statements.

                   PROGRESSIVE BANCORP, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (In Thousands, Except Income Per Share Data)

                                   (Unaudited)


                                                                                            Three Months Ended
                                                                                                December 31,
                                                                                               1998     1997
                                                                                             ------   ------
Interest income
     Loans receivable:
         First mortgage loans ............................................................   $  927   $  896
         Other loans .....................................................................      284      283
     Mortgage-backed securities ..........................................................      110      128
     Interest-bearing deposits ...........................................................       49       52
     Money market investments and investment securities ..................................      174      192
                                                                                             ------   ------

                  Total interest income ..................................................    1,544    1,551
                                                                                             ------   ------


Interest on deposits .....................................................................      884      879


Interest on borrowed funds ...............................................................      138      116
                                                                                             ------   ------

                  Total interest expense .................................................    1,022      995
                                                                                             ------   ------

                  Net interest income ....................................................      522      556


Provision for loan losses ................................................................        4        3
                                                                                             ------   ------

                  Net interest income after provision
                      for loan losses ....................................................      518      553
                                                                                             ------   ------


Noninterest income
     Travel agency fees ..................................................................      687      693
     Net gain on sales of loans held-for-sale ............................................       --       21
     Loan origination fees ...............................................................       35       26
     Other ...............................................................................       69       71
                                                                                             ------   ------

                  Total noninterest income ...............................................      791      811
                                                                                             ------   ------


Noninterest expense
     Travel agency cost of sales .........................................................      663      667
     Compensation and benefits ...........................................................      247      237
     Other operating expenses ............................................................      307      213
                                                                                             ------   ------

                  Total noninterest expense ..............................................    1,217    1,117
                                                                                             ------   ------


                   PROGRESSIVE BANCORP, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (In Thousands, Except Income Per Share Data)

                                   (Unaudited)


                                                                                            Three Months Ended
                                                                                                December 31,
                                                                                               1998       1997
                                                                                               ----       ----
                  Income before income taxes and
                      cumulative effect of change
                      in accounting principle ...........................                  $     92   $    247


Income taxes ............................................................                        34         89
                                                                                           --------   --------

                  Income before cumulative effect of
                      change in accounting principle ....................                        58        158


CUMULATIVE EFFECT ON PRIOR YEARS
     (TO SEPTEMBER 30, 1998) OF EXPENSING
     ORGANIZATIONAL COSTS AS INCURRED,
     NET OF INCOME TAXES OF $21 .........................................                        33       --
                                                                                           --------   --------


Net income ..............................................................                  $     25   $    158
                                                                                           ========   ========


Basic income per share
     Before cumulative effect of accounting change ......................                  $    .39   $    .94
     Accounting change ..................................................                      (.22)        --
                                                                                           --------   --------

     Basic income per share .............................................                  $    .17   $    .94
                                                                                           ========   ========


Diluted income per share
     Before cumulative effect of accounting change ......................                  $    .37   $    .89
     Accounting change ..................................................                      (.21)        --
                                                                                           --------   --------

     Diluted income per share ...........................................                  $    .16   $    .89
                                                                                           ========   ========


Weighted average number of common
     shares outstanding
         Basic ..........................................................                   149,473    168,172
                                                                                           ========   ========

         Diluted ........................................................                   154,712    178,757
                                                                                           ========   ========

     See accompanying notes to condensed consolidated financial statements.

                   PROGRESSIVE BANCORP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                   (Unaudited)


                                                                                  Three Months Ended
                                                                                     December 31,
                                                                                  1998           1997
                                                                                  ----           ----
Cash flows from operating activities
     Net cash provided by (used in) operating activities .......................   $   (20)   $   135
                                                                                   -------    -------


Cash flows from investing activities
     Principal received on mortgage-backed securities ..........................       816        728
     Proceeds from the maturity of investment securities .......................     2,000        500
     Purchase of investment securities .........................................    (1,997)    (1,124)
     Purchase of mortgage-backed securities ....................................      (492)      (502)
     Net decrease (increase) in loans receivable ...............................        47       (546)
     Other .....................................................................      --           (5)
                                                                                   -------    -------

                  Net cash provided by (used in) investing
                      activities ...............................................       374       (949)
                                                                                   -------    -------


Cash flows from financing activities
     Net increase (decrease) in deposits .......................................     2,079       (148)
     Other .....................................................................       198        176
                                                                                   -------    -------

                  Net cash provided by financing activities ....................     2,277         28
                                                                                   -------    -------


Net increase (decrease) in cash and
     cash equivalents ..........................................................     2,631       (786)


Cash and cash equivalents at beginning
     of period .................................................................     3,947      4,968
                                                                                   -------    -------


Cash and cash equivalents at end of period .....................................   $ 6,578    $ 4,182
                                                                                   =======    =======



Supplemental  disclosures of cash flow  information Cash paid during the periods for:
         Interest on deposits and borrowed funds ...............................   $ 1,022    $   995
                                                                                   =======    =======

         Income taxes, net of refunds ..........................................   $   194    $  --
                                                                                   =======    =======


Supplemental disclosures of noncash
     investing activities
     Transfers from loans to real estate acquired through
         foreclosure ...........................................................   $    57    $   241
                                                                                   =======    =======

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

                   PROGRESSIVE BANCORP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


NOTE 4 - COMPREHENSIVE INCOME

Effective October 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires the Company's net change in unrealized gain (loss) on available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Total comprehensive income (loss), which was comprised of net income and net change in unrealized gain (loss) on available-for-sale securities, was approximately $(17,000) and $175,000 for the three months ended December 31, 1998 and 1997, respectively.


NOTE 5 - RESTATEMENT

The condensed consolidated financial statements for the three months ended December 31, 1998 have been restated to properly recognize costs incurred related to the Company's on-line conversion. The result of this restatement is to decrease total stockholders' equity and net income by $66,000. Also, basic income per share and diluted income per share decreased by $.44 and $.43, respectively.

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


FINANCIAL CONDITION

Total assets increased by $2.3 million or 2.6 percent from September 30, 1998 to December 31, 1998. Interest-bearing deposits increased $2.4 million or 102.6 percent. All money market investments and investment securities decreased $14,000. All mortgage-backed securities decreased $350,000 or 4.6 percent for the same period. Loans receivable decreased $108,000 or 0.2 percent. The Company's deposits increased $2.1 million or 3.0 percent from September 30, 1998 to December 31, 1998.


CAPITAL

Total stockholders' equity decreased $17,000 or 0.3 percent to $6.6 million during the three months ended December 31, 1998. The FDIC requires that the Company meet minimum amounts and ratios of total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I Capital (as defined) to average assets (as defined). As of December 31, 1998, the Company had total capital of $6.8 million or 15.8 percent of risk-weighted assets and Tier I Capital of $6.6 million or 15.3 percent of risk-weighted assets and 7.6 percent of average assets. As of December 31, 1998, the Company was in full compliance with all three minimum capital requirements.


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


NONINTEREST EXPENSE

Noninterest expense increased 9.0 percent or $100,000 for the three months ended December 31, 1998, compared to the three months ended December 31, 1997. Travel agency cost of sales decreased $4,000 for the three months ended December 31, 1998, compared to the three months ended December 31, 1997. Compensation and benefits increased $10,000 for the comparable three month periods ended December 31, 1998 and 1997, respectively. This was due primarily as a result of regular compensation merit increases. Other operating expenses increased $94,000 for the three months ended December 31, 1998, compared to the three months ended December 31, 1997. Costs related to the Company's recent on-line conversion totaling $107,000 accounted for the increase. Off setting this increase was real estate owned expenses, including loss provision on real estate, which decreased $5,000. This decrease was a result of less activity in real estate owned for the comparable three month periods ended December 31, 1998 and 1997.


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


NET INCOME

Net income decreased 84.2 percent or $133,000 for the three months ended December 31, 1998, compared to the three months ended December 31, 1997. The decrease was a result of the costs related to the Company's on-line conversion totaling $107,000 and the narrowing of the Company's net interest margin. Net interest income decreased $34,000 for the three months ended December 31, 1998, compared to the same period ended December 31, 1997. Also contributing to the decrease was the expensing of unamortized organizational costs associated with the formation of the bank holding company. This amounted to $33,000, net of income taxes, for the three months ended December 31, 1998.

                   PROGRESSIVE BANCORP, INC. AND SUBSIDIARIES



PART II.       OTHER INFORMATION


Item 1.       Legal Proceedings

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

      (a)  Exhibits: Exhibit 27 - EDGAR Financial Data Schedule

      (b)  Reports on Form 8-K: none

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PROGRESSIVE BANCORP, INC.
                                         (Registrant)


DATE: May 18, 1999           BY:      /s/ Arthur E. Krile, Jr.
                                      ------------------------------------------
                                      Arthur E. Krile, Jr., President and
                                        Chief Executive Officer