Form 10-Q
period 1999-06-30
PROGRESSIVE BANCORP INC
filed 1999-08-16
CIK 1044610

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              450 5TH STREET, N.W.
                             WASHINGTON, D. C. 20549



                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 1999
                                                 _____________

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _____ to _____        Commission File No. 0-23571

                            PROGRESSIVE BANCORP, INC.
              _____________________________________________________
             (Exact name of registrant as specified in its charter)


           Delaware                                      36-4178818
_______________________________             ____________________________________
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

601-617 Court Street, Pekin, Illinois                     61554
_____________________________________                _______________
(Address of principal executive office)                 (Zip Code)


Registrant's telephone number, including area code (309)-347-5101
                                                   ______________

Not applicable
________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)


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



                 Class                              Outstanding at June 30, 1999
_____________________________________                 __________________________
Common Stock, par value $.01 per share                      174,473

                                    PROGRESSIVE BANCORP, INC. AND SUBSIDIARIES



                                                       INDEX


                                                                                                              Page
PART I.   FINANCIAL INFORMATION

         Item 1.      Financial Statements

                      Condensed Consolidated Balance Sheets as of June 30, 1999
                           (Unaudited) and September 30, 1998....................................................1

                      Condensed  Consolidated  Statements of Income  (Unaudited)
                           for the Three months ended June 30, 1999 and 1998
                           and the Nine months ended June 30, 1999 and 1998......................................2

                      Condensed   Consolidated    Statements   of   Cash   Flows
                           (Unaudited)  for the Three months ended June 30, 1999
                           and 1998 and the Nine months ended June 30, 1999 and 1998.............................4

                      Notes to Condensed Consolidated Financial Statements.......................................6

         Item 2.      Management's Discussion and Analysis of Financial
                           Condition and Results of Operations...................................................8


PART II.  OTHER INFORMATION.....................................................................................13


                                           PART I. FINANCIAL INFORMATION

                                           Item 1. Financial Statements

                                    PROGRESSIVE BANCORP, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (In Thousands, Except Share Data)

                                                                                   June 30,
                                                                                     1999           September 30,
                                                                                  (Unaudited)           1998
                                                                                ______________     ______________
                                                      ASSETS
Cash and amounts due from banks                                                   $    1,395        $    1,639
Interest-bearing deposits                                                              3,568             2,308
Money market investments and investment securities:
     Held-to-maturity, at amortized cost (estimated fair
         value of $1,628 and $4,299, respectively)                                     1,606             4,235
     Available-for-sale, at fair value                                                11,598             6,827
Mortgage-backed securities:
     Held-to-maturity, at amortized cost (estimated fair
         value of $1,135 and $3,215, respectively)                                     1,134             3,183
     Available-for-sale, at fair value                                                 9,241             4,484
Loans receivable, net of allowance for loan loss of
     $238 and $228, respectively                                                      61,256            61,999
Other assets                                                                           1,972             2,577
                                                                                 -----------         ---------


TOTAL ASSETS                                                                      $   91,770        $   87,252
                                                                                  ==========        ==========



                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                          $   75,240        $   69,791
Borrowed funds                                                                         9,500             9,500
Accrued expenses and other liabilities                                                   661             1,308
                                                                                  ----------        ----------

                  Total liabilities                                                   85,401            80,599
                                                                                  ----------        ----------

Stockholders' equity:
     Serial preferred stock, $.10 par value, 50,000 shares
         authorized, no shares issued and outstanding                                     -                 -
     Common stock, $.01 par value, 250,000 shares
         authorized, 174,473 shares issued                                                 2                 2
     Paid-in surplus                                                                   1,430             1,430
     Retained earnings, substantially restricted                                       6,574             6,452
     Net unrealized gain (loss) on available-for-sale
         securities, net of taxes                                                       (337)               69
                                                                                  ----------        ----------
                                                                                       7,669             7,953
     Treasury stock, 25,000 shares at cost                                            (1,300)           (1,300)
                                                                                  ----------        ----------

                  Total stockholders' equity                                           6,369             6,653
                                                                                  ----------        ----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $   91,770        $   87,252
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


                                    PROGRESSIVE BANCORP, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (In Thousands, Except Income Per Share Data)

                                                    (Unaudited)

                                                                     Three Months Ended              Nine Months Ended
                                                                          June 30,                       June 30,
                                                                ----------------------------   ---------------------------
                                                                     1999           1998           1999            1998
                                                                     ----           ----           ----            ----
INTEREST INCOME
     Loans receivable:
         First mortgage loans                                   $        933    $        909   $      2,816   $      2,701
         Other loans                                                     276             284            847            851
     Mortgage-backed securities                                          125             119            344            373
     Interest-bearing deposits                                            63              26            173            116
     Money market investments and
         investment securities                                           202             219            546            622
                                                                ------------    ------------   ------------   ------------

              Total interest income                                    1,599           1,557          4,726          4,663
                                                                ------------    ------------   ------------   ------------

INTEREST ON DEPOSITS                                                     894             842          2,651          2,571
INTEREST ON BORROWED FUNDS                                               132             141            401            380
                                                                ------------    ------------   ------------   ------------

              Total interest expense                                   1,026             983          3,052          2,951
                                                                ------------    ------------   ------------   ------------

              Net interest income                                        573             574          1,674          1,712

PROVISION FOR LOAN LOSSES                                                  4               4             13             10
                                                                ------------    ------------   ------------   ------------

              Net interest income after provision
                  for loan losses                                        569             570          1,661          1,702
                                                                ------------    ------------   ------------   ------------

NONINTEREST INCOME
     Travel agency fees                                                  767             850          2,348          2,624
     Net gain on sales of securities available-
         for-sale                                                          3               -              3             32
     Net gain on sales of loans held-for-sale                             19              20             19             79
     Loan origination fees                                                33              38             94            103
     Other                                                                83              82            239            244
                                                                ------------    ------------   ------------   ------------

              Total noninterest income                                   905             990          2,703          3,082
                                                                ------------    ------------   ------------   ------------

NONINTEREST EXPENSE
     Travel agency cost of sales                                         744             805          2,253          2,494
     Compensation and benefits                                           260             228            785            692
     Other operating expenses                                            227             236            819            682
                                                                ------------    ------------   ------------   ------------

              Total noninterest expense                                1,231           1,269          3,857          3,868
                                                                ------------    ------------   ------------   ------------


                                    PROGRESSIVE BANCORP, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (In Thousands, Except Income Per Share Data)

                                                    (Unaudited)


                                                                     Three Months Ended              Nine Months Ended
                                                                          June 30,                       June 30,
                                                                ----------------------------   ---------------------------
                                                                     1999           1998           1999            1998
                                                                     ----           ----           ----            ----
              Income before income taxes and
                  cumulative effect of change
                  in accounting principle                       $        243    $        291   $        507   $        916


INCOME TAXES                                                              88             110            182            344
                                                                ------------    ------------   ------------   ------------

              Income before cumulative effect
                  of change in accounting
                  principle                                              155             181            325            572


CUMULATIVE EFFECT ON PRIOR
     YEARS (TO SEPTEMBER 30, 1998)
     OF EXPENSING ORGANIZATIONAL
     COSTS AS INCURRED, NET OF
     INCOME TAXES OF $21                                                  -               -              33             -
                                                                ------------    ------------   ------------   ------------


NET INCOME                                                           $   155    $        181    $       292   $        572
                                                                ============    ============   ============   ============


BASIC INCOME PER SHARE
     Before cumulative effect of accounting
         change                                                 $       1.03    $       1.18   $       2.17   $       3.50
     Accounting change                                                    -               -             .22             -
                                                                ------------    ------------   ------------   ------------

     Basic income per share                                     $       1.03    $       1.18   $       1.95   $       3.50
                                                                ============    ============   ============   ============


DILUTED INCOME PER SHARe
     Before cumulative effect of accounting
         change                                                 $       1.00    $       1.12   $       2.10   $       3.30
     Accounting change                                                    -               -             .21             -
                                                                ------------    ------------   ------------   ------------

     Diluted income per share                                   $       1.00    $       1.12   $       1.89   $       3.30
                                                                ============    ============   ============   ============


WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING
     Basic                                                           149,473         154,288        149,473        163,547
                                                                ============    ============   ============   ============

     Diluted                                                         154,179         161,700        154,382        173,111
                                                                ============    ============   ============   ============

See accompanying notes to condensed consolidated financial statements.


                                    PROGRESSIVE BANCORP, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (In Thousands)

                                                    (Unaudited)


                                                                         Three Months Ended            Nine Months Ended
                                                                              June 30,                     June 30,
                                                                      ------------------------      ----------------------
                                                                         1999         1998             1999         1998
                                                                         ----         ----             ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net cash provided by (used in) operating activities               $     202    $    (102)      $     245     $    474
                                                                       ---------    ---------       ---------     --------


CASH FLOWS FROM INVESTING ACTIVITIES
     Principal received on mortgage-backed securities                        635          751           2,775        1,882
     Proceeds from the maturity of investment securities                   1,500        1,000           8,000        2,500
     Proceeds from sale of investment securities available-
         for-sale                                                            503           -              503        1,025
     Purchase of investment securities                                    (4,113)        (516)        (11,049)      (4,650)
     Purchase of mortgage-backed securities                               (3,640)        (515)         (5,662)      (1,017)
     Net (increase) decrease in loans receivable                             957       (1,158)            639       (2,370)
     Other                                                                    -            18              (4)           1
                                                                       ---------    ---------       ---------     --------

                  Net cash used in investing activities                   (4,158)        (420)         (4,798)      (2,629)
                                                                       ---------    ---------       ---------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits                                   1,982          269           5,449         (753)
     Proceeds from FHLB advances                                              -         1,000              -         2,500
     Payments to acquire treasury stock                                       -        (1,300)             -        (1,300)
     Other                                                                  (301)        (314)            120           33
                                                                       ---------    ---------       ---------     --------

                  Net cash provided by (used in)
                      financing activities                                 1,681         (345)          5,569          480
                                                                       ---------    ---------       ---------     --------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                     (2,275)        (867)          1,016       (1,675)

Cash and cash equivalents at
     beginning of period                                                   7,238        4,160           3,947        4,968
                                                                       ---------    ---------       ---------     --------

CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                                                     $   4,963    $   3,293       $   4,963    $   3,293
                                                                       =========    =========       =========    =========

SUPPLEMENTAL  DISCLOSURES OF CASH FLOW  INFORMATION
Cash paid during the periods
     for:
         Interest on deposits and borrowed funds                       $   1,027    $     979       $   3,054     $  2,941
                                                                       =========    =========       =========     ========

         Income taxes, net of refunds                                  $       8    $      29       $     336     $    118
                                                                       =========    =========       =========     ========

See accompanying notes to condensed consolidated financial statements.


                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (In Thousands)

                                                    (Unaudited)


                                                                         Three Months Ended            Nine Months Ended
                                                                              June 30,                     June 30,
                                                                      ------------------------      ----------------------
                                                                         1999         1998             1999         1998
                                                                         ----         ----             ----         ----
SUPPLEMENTAL DISCLOSURES OF NONCASH
     INVESTING ACTIVITIES
     Transfers from loans to real estate acquired

         through foreclosure                                           $      -     $      -        $      -      $    241
                                                                       =========    =========       =========     ========

     Additions to loans resulting from sales of
         real estate owned                                             $       3    $     153       $      -      $    153
                                                                       =========    =========       =========     ========

See accompanying notes to condensed consolidated financial statements.

                   PROGRESSIVE BANCORP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


NOTE 1 - Basis of Presentation

The Company's unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management of the Company, however, the consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) which are necessary to present fairly the consolidated financial position and the consolidated results of operations of the Company. The consolidated results of operations for the nine month periods ended June 30, 1999 and 1998 are not necessarily indicative of the results which may be expected for an entire year.


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

                   PROGRESSIVE BANCORP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


NOTE 4 - COMPREHENSIVE INCOME

Effective October 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires the Company's net change in unrealized gain (loss) on available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Total comprehensive income (loss), which was comprised of net income and net change in unrealized gain (loss) on available-for-sale securities, was approximately $(152,000) and $169,000 for the three months ended June 30, 1999 and 1998, respectively, and $(114,000) and $557,000 for the nine months ended June 30, 1999 and 1998, respectively.

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


FINANCIAL CONDITION

Total assets increased $4.5 million or 5.2 percent from September 30, 1998 to June 30, 1999. Interest-bearing deposits increased $1.3 million or 54.6 percent from September 30, 1998 to June 30, 1999. All money market investments and investment securities increased $2.1 million or 19.4 percent from September 30, 1998 to June 30, 1999, and mortgage-back securities increased $2.7 million or
35.3 percent during this same period. Loan receivable, net, decreased $743,000 or 1.2 percent for this period. Deposits increased $5.4 million or 7.8 percent from September 30, 1998 to June 30, 1999. The Company, faced with lower demand in first mortgage loans and other loan originations, invested in current coupon mortgage-back-securities guaranteed by GNMA and issued by FNMA or FHLMC. Investments were also made in current coupon obligations issued by U.S. Government sponsored agencies.


CAPITAL

Total equity decreased $284,000 or 4.2 percent to $6.4 million during the nine months ended June 30, 1999, reflecting $337,000 in net unrealized losses on available-for-sale securities, net of taxes at June 30, 1999. The FDIC requires that the Company meet minimum amounts and ratios of total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I Capital (as defined) to average assets (as defined). As of June 30, 1999, the Company had total capital of $7.0 million or 18.09 percent of risk-weighted assets and Tier I Capital of $6.7 million or 17.39 percent of risk-weighted assets or 7.28 percent of average assets. As of June 30, 1999, the Company was in full compliance with all three minimum capital requirements.


LIQUIDITY

FDIC regulations require that savings banks maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, and specified United States Government, state, or federal agency obligations) equal to a monthly average of not less than 5 percent of its net withdrawable deposits plus short-term borrowing. At June 30, 1999, the Company's average liquidity position was $17.2 million or 21.7 percent compared to $12.5 million or 16.6 percent at September 30, 1998. The Company adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes escrowed on mortgage loans, repayment of borrowings, when applicable, and loan commitments. The Company also adjusts liquidity as appropriate to meet its asset, liability, and management objectives.

                              RESULTS OF OPERATIONS


INTEREST INCOME

Interest income increased 2.7 percent or $42,000 for the three months ended June 30, 1999, compared to the three months ended June 30, 1998. Interest income increased 1.4 percent or $63,000 for the nine months ended June 30, 1999, compared to nine months ended June 30, 1998. The increase in interest income for the three months ended June 30, 1999 reflected an increase in average interest-earning assets to $88.3 million from $82.5 million for a 7.0 percent increase or $5.8 million for the three months ended June 30, 1999, compared to the three months ended June 30, 1998. Average interest-earning assets of $86.3 million for the nine months ended June 30, 1999, increased $4.0 million or 4.9 percent, compared to the average interest-bearing assets of $82.3 million for the nine months ended June 30, 1998. The increase in interest income for the three months ended June 30, 1999, was partially offset by a decrease in the average yield on interest-earning assets to 7.41 percent from 7.87 percent. The average yield on interest-earning assets for the nine months ended June 30, 1999 decreased to 7.52 percent from 7.85 percent for the nine months ended June 30, 1998.


INTEREST EXPENSE

Interest expense increased 4.4 percent or $43,000 for the three months ended June 30, 1999 compared to the three months ended June 30, 1998. Interest expense also increased 3.4 percent or $101,000 for the nine months ended June 30, 1999, compared to the nine months ended June 30, 1998. The increase for the three months ended June 30, 1999, compared to the three months ended June 30, 1998 was due to an increase in average deposits of $6.1 million from $67.9 million to $74.0 million. Average borrowed funds decreased to $9.5 million for the period ended June 30, 1999, compared to $10.1 million for the period ended June 30, 1998. The increase for the nine month period ended June 30, 1999, compared to the nine month period ended June 30, 1998, was due to an increase in average deposits of $4.1 million from $68.3 million to $72.4 million. Average borrowed funds were $9.5 million and $9.0 million for the nine month periods ended June 30, 1999 and 1998, respectively. Helping to offset this increase, the average cost of the deposits and borrowed funds decreased to 4.93 percent from 5.04 percent for the three months ended June 30, 1999, compared to the three months ended June 30, 1998. The average cost of deposits and borrowed funds for the nine months ended June 30, 1999, was 4.98 percent compared to the 5.09 percent for the nine months ended June 30, 1998.

NET INTEREST INCOME

Net interest income decreased 0.2 percent or $1,000 and 2.2 percent or $38,000 for the respective three months and nine months ended June 30, 1999, as compared to these same periods ended June 30, 1998. Contributing to these decreases was a decline in originations of first mortgage and other loans during both periods, as well as increased first mortgage loan refinancings in both periods resulting in lower interest rates on the refinanced mortgage loans. Putting further pressure on net interest income, the Company continued to offer competitive interest rates on savings deposits in order to compete with the local credit unions, mutual fund offerings and other investment options. Because of these factors, the Company's net interest spread declined to 2.48 percent from 2.83 percent for the three months ended June 30, 1999, compared to the three months ended June 30, 1998. The net interest rate spread also declined for the nine month period ended June 30, 1999 to 2.53 percent from 2.76 percent for the nine month period ended June 30, 1998.


PROVISION FOR LOAN LOSSES

The provision for loan losses for the three months ended June 30, 1999 and 1998 remained the same at $4,000. The provision for the nine months ended June 30, 1999 was $13,000 compared to $10,000 for the nine months ended June 30, 1998. This increase was a result of increased charge-offs in the Company's consumer loan portfolio, thereby increasing the loan loss provision to maintain adequate loss reserves. Provisions for losses on first mortgage loans and real estate sold on contract are charged to operations when the loss becomes probable and estimable, based upon the Bank's past loan loss experience, known and inherent risk in the portfolio, estimated values of the underlying collateral, and current and prospective economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance for loan losses based on their judgment of information available to them at the time of their examination.


NONINTEREST INCOME

Noninterest income decreased 8.6 percent or $85,000 for the three months ended June 30, 1999, and decreased 12.3 percent or $379,000 for the nine months ended June 30, 1999, as compared to the three months and nine months ended June 30, 1998. The Company's wholly owned subsidiary Pekin Travel Company experienced a decrease in agency fees of 9.8 percent or $83,000 for the three months ended June 30, 1999 compared to the three months ended June 30, 1998. These agency fees also decreased 10.5 percent or $276,000 for the nine months ended June 30, 1999, compared to the nine months ended June 30, 1998. Net gains on sales of securities available-for-sale and gains on sales of loans held-for-sale totaled $22,000 and $20,000 for the three months ended June 30, 1999 and 1998, respectively. However, the decrease in market value of investments available-for-sale and loans held-for-sale was reflected for the nine months ended June 30, 1999, when net gains totaled $22,000 compared to net gains of $111,000 for the nine months ended June 30, 1998. Because of the decrease in loan originations, fees for the three months ended June 30, 1999 were $5,000 or
13.2 percent less than for the three months ended June 30, 1998. For the nine months ended June 30, 1999, loan origination fees decreased 8.7 percent or $9,000 to $94,000 from $103,000 for the nine months ended June 30, 1998.

NONINTEREST EXPENSE

Noninterest expense increased 3.0 percent or $38,000 for the three months ended June 30, 1999, compared to the three months ended June 30, 1998. For the comparable nine months ended June 30, 1999 and 1998, noninterest expense decreased $11,000 or 0.3 percent. With less volume from the travel agency, fees related to the cost of sales for the travel agency decreased 7.6 percent or $61,000 for the three months ended June 30, 1999, compared to the three months ended June 30, 1998. The travel agency cost of sales also decreased 9.7 percent or $241,000 for the nine months ended June 30, 1999, compared to the nine months ended June 30, 1998.

The Company's compensation and benefits cost increased 14.0 percent or $32,000 for the three months ended June 30, 1999, compared to the three months ended June 30, 1998. For the nine months ended June 30, 1999 these costs increased
13.4 percent or $93,000 compared to the nine months ended June 30, 1998. Employee benefits costs increased $21,000 for the three months ended June 30, 1999, compared to the three months ended June 30, 1998. For the nine months ended June 30, 1999, benefits costs increased $65,000, compared to the nine months ended June 30, 1998. These increases resulted from the Company changing its officer insurance coverage and insurance carriers. The majority of these increases in benefit costs were one time costs only. Other operating costs for the nine months ended June 30, 1999, increased 20.1 percent or $137,000, compared to the nine months ended June 30, 1998. One time costs related to the Company's on-line conversion totaling $128,000 accounted for the majority of this increase.


NET INCOME

Net income decreased 14.4 percent or $26,000 for the comparable three months ended June 30, 1999 and 1998. Net income decreased 48.9 percent or $280,000 for the nine months ended June 30, 1999, compared to the nine months ended June 30, 1998. The net decrease for the three month comparable periods was mainly a result of the decreased volume in the travel agency fees less the travel agency cost of sales. This net figure decreased $22,000 for the three months ended June 30, 1999, compared to the three months ended June 30, 1998. Contributing to the decrease for the nine months ended June 30, 1999, compared to the nine months ended June 30, 1998, the Company's net interest income decreased 2.2 percent or $38,000. Because of a decline in the market value of investments available-for-sale, the Company did not have available-for-sale securities to be sold at a gain during the nine months ended June 30, 1999, compared to the nine months ended June 30, 1998, resulting in a decrease in net gain from sales of $29,000. Also contributing to the decrease were the one time costs associated with the Company's on-line conversion of $137,000 for the nine months ended June 30, 1999. Also part of the decrease for the nine months ended June 30, 1999 was the expensing of unamortized organizational costs associated with the formation of the Company's bank holding company in October 1997. This totaled $33,000, net of income taxes.

SAFE HARBOR STATEMENT

This report contains certain  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain.

Factors which could have a material adverse effect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, the legislative/regulatory situation, monetary and fiscal policies of the U.S.
Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality of composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area, and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Bank's filings with the Federal Deposit Insurance Corporation.

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

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

Item 5.  Other Information

      None.

Item 6.  Exhibits and Reports on Form 8_K

      (a)  Exhibits: none

      (b)  Reports on Form 8_K: none

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PROGRESSIVE BANCORP, INC.
                                      (Registrant)


DATE: August 13, 1999                  By:   /s/ Arthur E. Krile, Jr.
                                          --------------------------------------
                                          Arthur E. Krile, Jr., President and
                                            Chief Executive Officer