Form 10KSB
period 1999-09-30
PROGRESSIVE BANCORP INC
filed 1999-12-29
CIK 1044610

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  For the fiscal year ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the transition period from          to

                        Commission file number 000-23571

                            PROGRESSIVE BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                    Delaware                                     36-4178818
(State or other jurisdiction of incorporation                 (I.R.S. Employer
                  or organization)                           Identification No.)

601-617 Court Street, Pekin, Illinois                              61554
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  (309) 347-5101

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past ninety (90) days. YES X . NO ___.

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The Registrant's revenues for the most recent fiscal year were $10.0 million. The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the last sales price at which such stock was sold on September 30, 1999 was $3,696,967. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

         As of December 10, 1999, there were issued and outstanding 149,473 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Parts II and IV of Form 10-KSB - Portions of the Annual Report to Stockholders for the fiscal year ended September 30, 1999.

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

         The Bank was founded in 1882 and has been a member of the Federal Home Loan Bank ("FHLB") System since 1955. Its deposits are insured up to the regulatory maximum by the Savings Association Insurance Fund ("SAIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"). At September 30, 1999, the Company had total assets of $94.2 million, total deposits of $75.3 million, and stockholders' equity of $6.4 million. The Company had net income of $419,000 and $702,000 for the fiscal years ended September 30, 1999 and 1998, respectively.

         The Bank is, and intends to continue to be, a community-oriented financial institution committed to offering a variety of financial services to meet the needs of its local community. The Bank is engaged primarily in the business of attracting deposits from the general public and using such funds to originate mortgage loans for the purchase of single-family homes in Tazewell and Mason counties, Illinois. The Bank also invests in mortgage-backed securities, all of which are secured by one- to four-family residential mortgage loans and guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") and Government National Mortgage Association ("GNMA"). At September 30, 1999, one- to four-family loans and mortgage-backed securities secured by one- to four-family residential mortgage loans represented 63.6% of the Bank's total assets. The Bank also makes home equity loans secured by the borrower's principal residence and other types of consumer loans such as auto loans and home improvement loans. To a lesser extent, the Bank makes interim construction loans. Although the Bank has a small number of commercial real estate loans in its portfolio, such loans are not actively originated by the Bank and accounted for only 1.7% of the Bank's net loan portfolio at September 30, 1999. In addition to its lending activities and investments in mortgage-backed securities, the Bank invests in securities issued by the U.S. Government and its agencies.

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

Lending Activities

         General. The Bank's loan portfolio consists primarily of conventional mortgage loans secured by one- to four-family residences. At September 30, 1999, the Bank's gross loan portfolio totalled $63.4 million, of which $49.9 million, or 78.7% consisted of one-to four-family residential mortgage loans. The remainder of the Bank's loan portfolio at such date consisted of consumer loans (19.2%) and apartment real estate loans and non-residential real estate loans (2.1%). Historically, the principal lending activity of the Bank has been the origination of mortgage loans for the purpose of financing or refinancing one- to four-family residential properties in the Bank's primary market area.
Recently, the Bank's lending activities have been directed to one- to four-family residential loan originations and consumer loans. Overall, retained loan originations had declined since 1988 because the Bank sought to improve its capital ratios by limiting growth and to increase its investments in mortgage-backed securities and other U.S. Government and federal agency securities that have shorter average maturities and a lower risk weighting than residential mortgage loans for regulatory capital purposes. As a result of the capital raised in the Conversion, however, the Bank has increased the amount of loans that it retains in its loan portfolio.

         The Bank began selling real estate "on contract" in 1984 as a way to accelerate the disposition of real estate owned ("REO"). Under this program, the Bank makes installment sales of REO to purchasers but retains title to the REO. Under the installment contract, the purchaser makes payments over a period of up to 30 years. While most of the real estate contracts have 30-year terms, the Bank is currently selling its REO pursuant to contracts providing for shorter terms. After the sales, expenses related to holding such REO such as taxes, utilities and insurance are assumed by the purchaser. Until 1989, real estate sold on contract was 100% financed by the Bank. Since 1989, the Bank generally has required a 10% downpayment. In selling real estate "on contract", the Bank uses underwriting standards similar to those used in originating residential real estate mortgages. Interest rates on real estate sold on contract generally are below current market rates for a period of three years, before adjusting to a market rate for the remaining term of the contract. In recent years, the initial rate has ranged from 8-8 1/2% before being adjusted to 10 1/2%. As of September 30, 1999, the Bank had $1.6 million of real estate sold on contract. During the year ended September 30, 1999, the average interest rate paid on those contracts was 8.3%. Over 97% of these related to single family residences. As of September 30, 1999, there was no real estate sold on contract delinquent more than 90 days.

         Since the early 1980s, the Bank has worked to make its interest-earning assets more interest rate sensitive by originating ARM loans, second mortgage loans and home equity and other consumer loans. However, the ability of the Bank to originate ARM loans is substantially affected by market interest rates and consumer preference for fixed-rate loans in a declining or relatively low interest rate environment. During the second quarter of fiscal 1996, the Bank began offering five and seven year term balloon mortgage loans. During the year ended September 30, 1999, the Bank originated $4.2 million of the term balloon mortgage loans. At September 30, 1999 approximately $10.9 million or 17.3% of the Bank's net loan portfolio consisted of loans with variable interest rates and five and seven year balloons.

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

         The Bank also originates interim construction loans on one- to four-family residential properties, commercial real estate loans and consumer loans for a variety of purposes, including home equity loans, home improvement loans and automobile loans. The Company has established a commercial loan department and hired a qualified person to operate this department. It is the Company's intent to increase lending in commercial loans.

Analysis of Loan Portfolio

         Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan and type of security on the dates indicated.

                                                                At September 30,
                                                 ------------------------------------------
                                                         1999                    1998
                                                 -----------------      -------------------
                                                  Amount       %        Amount          %
                                                 -------     -----      -------       -----
                                                          (Dollars in Thousands)
Real estate loans:
   Loans on existing property .............      $49,704      78.8%     $ 47,79        77.1%
   Participation investment loans purchased         --        --            136          .2
   Real estate sold on contract (1) .......        1,589       2.5        2,163         3.5

Consumer loans:
   Savings account loans ..................           61        .1           65          .1
   Consumer loans(2) ......................       12,094      19.2       12,288        19.8

Less:
   Discounts and other ....................          155        .2          216          .3
   Loan loss reserve ......................          239        .4          228          .4
                                                 -------     -----      -------       -----
     Total loans net ......................      $63,054     100.0%     $61,999       100.0%
                                                 =======     =====      =======       =====

(1) In this type of financing the borrower does not have title to the property; rather, title remains with the institution.

(2)  Includes home equity loans, second mortgage loans, and auto loans.

                                                   At September 30,
                                    -------------------------------------------
                                            1999                      1998
                                    ------------------       ------------------
                                    Amount         %          Amount        %
                                    -------      -----       -------      -----
                                               (Dollars in Thousands)
Type of Security:

Residential real estate:
   Single family .............      $49,865       79.1%      $48,497       78.2%
   Two- to four-family .......           27         --            34         .1
   Other dwelling units ......          304         .5           347         .6
Commercial real estate .......        1,097        1.7         1,212        1.9
Savings accounts .............           61         .1            65         .1
Automobiles ..................        1,184        1.9         1,210        1.9
Other ........................       10,910       17.3        11,078       17.9
Less:
   Discounts and other .......          155         .2           216         .3
   Loan loss reserve .........          239         .4           228         .4
                                    -------      -----       -------      -----
     Total ...................      $63,054      100.0%      $61,999      100.0%
                                    =======      =====       =======      =====

Loan Maturity Schedule

         The following table sets forth certain information at September 30, 1999, regarding the dollar amount of gross loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable and floating-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they mature, and fixed rate loans are included in the period in which the final contractual repayment is due.

                                            Within       1-3        3-5      5-10       10-20     Over
                                            1 Year      Years      Years     Years      Years    20 Years   Total
                                            ------      -----      -----     -----      -----    --------   -----
                                                                             (Dollars in Thousands)
Real Estate:
  Adjustable............................    $  633     $1,688     $7,196    $    4     $    --   $   --     $9,521
  Fixed.................................       452      1,252      2,005     8,638      22,700    6,725     41,772
Consumer................................     1,243      1,097      2,596     3,684       3,535       --     12,155
                                            ------     ------     ------    ------     -------   ------     ------
  Total.................................    $2,328     $4,037     $11,797   $12,326    $26,235   $6,725     $63,448
                                            ======     ======     =======   =======    =======   ======     =======

 Set forth below is a table showing the Bank's loan origination, purchase and sales activity for the periods indicated.

                                                               Year Ended September 30,
                                                             ------------------------------
                                                                1999                 1998
                                                             --------             ---------
                                                                     (In Thousands)
Loans originated:
  Conventional real estate loans:
    Loans on existing property.....................          $  9,335             $  12,140
    Loans refinanced...............................             8,543                 8,010
  Real estate sold on contract.....................                --                    25
  Installment/Consumer loans.......................             8,622                 9,447
                                                             --------             ---------
      Total loans originated.......................          $ 26,500             $  29,622
                                                             ========             =========

Loans purchased:
  Participation loans..............................                --                    --
                                                             --------             ---------
      Total loans purchased........................          $     --             $      --
                                                             ========             =========

Loans sold:
  Whole loans......................................             2,188                 6,437
                                                             --------             ---------
      Total loans sold.............................          $  2,188             $   6,437
                                                             ========             =========

         Residential Real Estate Loans. The Bank's primary lending activity consists of the origination of one- to four-family, owner-occupied, residential mortgage loans secured by property located in the Bank's primary market area. The Bank currently offers residential mortgage loans for terms of from 5 to 30 years, and with adjustable or fixed interest rates. The interest rate as of September 30, 1999 on fixed 10, 15 and 30 year mortgage loans was 7.625%, 7.625% and 8.25%, respectively. Origination of fixed-rate mortgage loans versus ARM loans is monitored on an ongoing basis and is affected significantly by the level of market interest rates, customer preference, and loan products offered by the

Bank's competitors. Therefore, even if management's strategy is to emphasize ARM loans, market conditions may be such that there is greater demand for fixed-rate mortgage loans, including the 5 and 7 year balloon loans.

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

         The Bank's ARM loans adjust annually with interest rate adjustment limitations of one (1) percentage point per year and five (5) percentage points over the life of the loan. The interest rate on the Bank's ARM loans does not adjust downward below the initial interest rate. The interest rate on ARM loans is based on the one-year U.S. Treasury Constant Maturity Index plus a 2% margin. In the past, the Bank has also used the Seventh District Monthly Average Cost of Funds as an index for its ARM loans. Since the Bank has used different indices for its ARM loans, such as the Seventh District Monthly Average Cost of Funds Index, the adjustments in the Bank's portfolio of ARM loans tend not to reflect any one particular change in any specific interest rate index, but rather general interest rate trends overall. The Bank's policy is to qualify borrowers for ARM loans based on the initial rate of the ARM loan. ARM loans totaled approximately $9.5 million, or 15.1% of the Bank's total net loan portfolio at September 30, 1999.

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

         Commercial Real Estate Loans. The Bank has always been selective in originating commercial real estate loans. Loans secured by commercial real estate constituted approximately $1.2 million, or 1.9%, of the Bank's net loan portfolio at September 30, 1999. The Bank's permanent commercial real estate loans are secured by improved property such as offices, small business facilities, buildings, warehouses and other non-residential buildings, all of which are located in the Bank's primary market area and all of which are to be used or occupied by the borrowers. Commercial real estate loans are offered as five- or seven-year balloon loans, amortized over 30 years. The Bank generally does not originate commercial real estate construction loans or land loans. At September 30, 1999, the Bank's largest commercial real estate loan had a principal outstanding balance of $304,000 and was made to finance rental units located in Pekin, Illinois.

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

         As of September 30, 1999, net consumer loans totalled $12.1 million, or 19.2%, of the Bank's net loan portfolio. The principal types of consumer loans offered by the Bank are equity loans, auto loans, home improvement loans, and loans secured by deposit accounts. Home equity loans and second mortgage loans are originated on a fixed-rate basis only and have terms up to 15 years. The Bank's home equity loans and second mortgage loans are generally secured by the borrower's principal residence and a personal guarantee. At September 30, 1999, home equity loans and home improvement loans totalled $9.0 million, or 74.4% of net consumer loans. Auto loans are originated on a fixed-rate basis with terms of up to 7 years, and passbook loans charge interest only at 2 1/2% above the rate being paid on the savings account securing the loan and have terms no longer than the terms of the underlying certificates of deposit.

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

         Construction Loans. The Bank occasionally originates loans to finance the construction of owner-occupied residential property. At September 30, 1999, the Bank had none of its net loan portfolio invested in interim construction loans. The Bank makes construction loans to private individuals. Construction loans generally are made with either adjustable or fixed-rate terms of up to twelve months. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction loans are structured to be converted to permanent loans originated by the Bank at the end of the construction period or upon receiving permanent financing from another financial institution.

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

         Loan Origination, Servicing, and Other Fees. All loans in the Bank's portfolio at September 30, 1999, were originated by the Bank. In addition to interest earned on loans, the Bank generally receives loan origination fees. The Financial Accounting Standards Board ("FASB") in December 1986 issued Statement of Financial Accounting Standards ("SFAS") No. 91 on the accounting for non-refundable fees and costs associated with originating or acquiring loans. To the extent that loans are originated or acquired for the Banks's portfolio, SFAS No. 91 requires that the Bank defer loan origination fees and costs and amortize such amounts as an adjustment of yield over the life of the loan by use of the level yield method. SFAS No. 91 reduces the amount of revenue recognized by many financial institutions at the time such loans are originated or acquired. Because SFAS No. 91 affects the timing of loan fee income, it is not expected to have an effect on income over an extended period of time. Fees deferred under SFAS No. 91 are recognized into income immediately upon the sale of the related loan. At September 30, 1999, the Bank had $97,000 of deferred loan fees. Loan origination fees are volatile sources of income. Such fees vary with the volume and type of loans made and with competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money.

         In addition to loan origination fees, the Bank also receives other fees and service charges which consist primarily of late charges and loan servicing fees on loans sold. At September 30, 1999, the Bank was servicing loans with a balance of $17.4 million, as to which it generally receives fees at an annual rate of .25% to .375%. The Bank also receives fees in connection with credit cards it offers.

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

         Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold. When REO is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair market value. Any write-down of REO is charged to the allowance for losses on real estate owned. At September 30, 1999, the Bank had no property acquired as the result of foreclosure or by deed in lieu of foreclosure and classified as REO.

         The following table sets forth information regarding non-performing assets at the dates indicated. At September 30, 1999, the Bank had no restructured loans within the meaning of SFAS No. 15, as amended.

                                                                 At September 30,
                                                   -------------------------------------------
                                                     1999                               1998
                                                   --------                           --------
                                                                  (In Thousands)
Impaired loans: (1)
  Residential real estate...................       $   450                             $   176
  Consumer..................................            38                                  55
                                                   -------                             -------
      Total.................................       $   488                             $   231
                                                   =======                             =======


Percentage of total loans...................           .77%                                .37%
                                                   =======                             =======
Real estate owned(2)........................       $    --                             $    --
                                                   -------                             =======
Total non-performing assets.................       $   488                             $   231
                                                   =======                             =======
Percentage of total assets..................           .52%                                .26%
                                                   =======                             =======

(1) During the years ended September 30, 1999 and 1998, the foregone interest income on loans accounted for on a nonaccrual basis was zero and $3,199, respectively.

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

         At September 30, 1999, the aggregate amount of the Bank's classified assets, and of the Bank's general and specific loss allowances were as follows:

                                                             At September 30, 1999
                                                             ---------------------
                                                                  (In Thousands)
Substandard assets............................................       $   198
Doubtful assets...............................................           290
Loss assets...................................................            --
                                                                     -------
   Total classified assets....................................       $   488
                                                                     =======

General loss allowances.......................................           239
Specific loss allowances......................................            --
                                                                     -------
   Total allowances...........................................       $   239
                                                                     =======

         Classified assets consisted of mortgage loans or consumer loans originated in the Bank's primary market area.

         Allowance for Loan Losses. Management's policy is to provide for estimated losses on the Bank's loan portfolio based on management's evaluation of the potential losses that may be incurred. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers, among other matters, the estimated net realizable value of the underlying collateral. During 1999 and 1998, the Bank added $19,000 and $14,500, respectively, to the allowance for loan losses. The provision for loan losses for the year ended September 30, 1999 is attributable to management's current view of the risks in the Bank's loan portfolio based on an evaluation of specific loans in its portfolio, estimated collateral values, historical loss experience, current economic trends and the existing level of the Bank's allowance for loan losses.

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

                                                      At or For the Year Ended
                                                            September 30,
                                                      ------------------------
                                                        1999            1998
                                                      --------        --------
                                                           (In Thousands)
Types of Loans:
Residential real estate ........................      $ 50,196        $ 48,878
Commercial real estate .........................         1,097           1,212
Consumer loans .................................        12,155          12,353
Discounts and reserves .........................          (394)           (444)
                                                      --------        --------
  Net loans outstanding ........................      $ 63,054        $ 61,999
                                                      ========        ========
As a percentage of net loans:
Residential real estate ........................          79.6%           78.7%
Commercial real estate .........................           1.7             2.0
Consumer loans .................................          19.3            20.0
Discounts and reserves .........................           (.6)            (.7)
                                                      --------        --------
  Net loans ....................................         100.0%          100.0%
                                                      ========        ========

Average loans outstanding ......................      $ 62,104        $ 59,837
                                                      ========        ========
Allowance balances (at beginning of period) ....      $    228        $    223
Provision for losses:
  Residential ..................................             6               7
  Consumer .....................................            13               7
Charge-offs:
  Residential ..................................          --                (9)
  Consumer .....................................            (8)           --
                                                      --------        --------
Allowance balance (at end of period) ...........      $    239        $    228
                                                      ========        ========
Allowance by type of loan:
  Residential real estate ......................      $    213        $    206
  Commercial real estate .......................          --              --
  Consumer loans ...............................            26              22
                                                      --------        --------
  Total Allowances .............................      $    239        $    228
                                                      ========        ========

Allowance for loan losses as a
 percentage of net loans outstanding ...........           .38%            .37%
Net loans charged off as a
 percentage of average loans outstanding .......           .01%            .02%

     Analysis of the Allowance for Real Estate Owned. The following table sets forth information with respect to the Bank's allowance for losses on real estate owned at the dates indicated.

                                                                    At or For the Year Ended
                                                                           September 30,
                                                             ------------------------------------
                                                                1999                       1998
                                                             ---------                  ---------
                                                                         (In Thousands)
Total real estate owned............................          $      --                  $      --
                                                             =========                  =========

Allowance balance (at beginning of period).........          $      --                  $      --
Provisions charged to income.......................                 --                          5
Charge-offs........................................                 --                         (5)
                                                             ---------                  ---------
Allowance balance (at end of period)...............          $      --                  $      --
                                                             =========                  =========
Allowance for losses on real estate owned
 as a percentage of real estate owned..............                --%                        --%
                                                             ========                   ========

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

         The following table sets forth the amortized cost, gross unrealized gains and losses, and estimated market value for held-to-maturity and available-for-sale money market investments and investment securities at September 30, 1999 and 1998.

                                                                           At September 30, 1999
                                               -------------------------------------------------------------------
                                                                  Gross                Gross             Estimated
                                             Amortized         Unrealized           Unrealized             Market
                                                 Cost              Gains               Losses               Value
                                               ---------      ---------             --------           ---------
                                                                              (In Thousands)
Held-to-maturity:
  Investment securities:
    Municipal obligations.................     $   1,606             15             $    (41)          $   1,580
    Stock in Federal Home Loan Bank, at
      cost................................           664             --                   --                 664
                                               ---------      ---------             --------           ---------
                                               $   2,270      $      15             $    (41)          $   2,244
                                               =========      =========             ========           =========
Available-for-sale:
  Money market investments:
    Short-term liquidity funds............     $     141      $      --             $     --           $     141
  Investment securities:
    U.S. Government agencies..............        11,493             --                 (558)             10,935
    Mutual funds..........................           683             --                  (20)                663
                                               ---------      ---------             --------           ---------
                                               $  12,317      $      --             $   (578)          $  11,739
                                               =========      =========             ========           =========


                                                                           At September 30, 1998
                                               -------------------------------------------------------------------
                                                                  Gross                Gross             Estimated
                                             Amortized         Unrealized           Unrealized             Market
                                                 Cost              Gains               Losses               Value
                                               ---------      ---------             --------           ---------
                                                                              (In Thousands)
Held-to-maturity:
  Investment securities:
    U.S. Governmental agencies............     $   2,499      $       9             $     --             $   2,508
    Municipal obligations.................         1,102             55                   --                 1,157
    Stock in Federal Home Loan Bank, at
      cost................................           634             --                   --                   634
                                               ---------      ---------             --------             ---------
                                               $   4,235      $      64             $     --             $   4,299
                                               =========      =========             ========             =========
Available-for-sale:
  Money market investments:
    Short-term liquidity funds............     $     135      $      --             $     --             $     135
  Investment securities:
    U.S. Treasury securities..............           500             15                   --                   515
    U.S. Governmental agencies............         5,499             40                   --                 5,539
    Mutual funds..........................           648             --                  (10)                  638
                                               ---------      ---------             --------             ---------
                                               $   6,782      $      55             $    (10)            $   6,827
                                               =========      =========             ========             =========

         The following  table sets forth the amortized  cost,  gross  unrealized
gains  and  losses,  and  estimated  market  value  for   held-to-maturity   and
available-for-sale mortgage-backed securities at September 30, 1999 and 1998.

                                                                           At September 30, 1999
                                             ---------------------------------------------------------------------
                                                                  Gross                Gross             Estimated
                                             Amortized         Unrealized           Unrealized             Market
                                                 Cost              Gains               Losses               Value
                                               ---------      ---------             --------             ---------
                                                                                 (In Thousands)
Held-to-maturity:
  FNMA certificates.......................     $     564      $       7             $     --             $     571
  FHLMC certificates......................           271              1                   (1)                  271
  FNMA interest-only security, net
    of $29 allowance for loss.............            --             --                   --                    --
                                               ---------      ---------             --------             ---------
                                               $     835      $       8             $     (1)            $     842
                                               =========      =========             ========             =========

Available-for-sale:
  FNMA certificates.......................     $   1,702      $       3             $    (40)            $   1,665
  GNMA certificates.......................         6,524              3                 (117)                6,410
  FHLMC certificates......................         1,161              1                  (29)                1,133
                                               ---------      ---------             ---------            ---------
                                               $   9,387      $       7             $   (186)            $   9,208
                                               =========      =========             ========             =========

                                                                           At September 30, 1998
                                             ---------------------------------------------------------------------
                                                                  Gross                Gross             Estimated
                                             Amortized         Unrealized           Unrealized             Market
                                                 Cost              Gains               Losses               Value
                                               ---------      ---------             --------             ---------
                                                                                 (In Thousands)
Held-to-maturity:
  FNMA certificates.......................     $   1,866      $      27             $     (1)            $   1,892
  FHLMC certificates......................         1,317              6                   (1)                1,322
  FNMA interest-only security, net
    of $46 allowance for loss.............            --             --                   --                    --
                                               ---------      ---------             --------             ---------
                                               $   3,183      $      33             $     (2)            $   3,214
                                               =========      =========             ========             =========

Available-for-sale:
  FNMA certificates.......................     $     278      $       9             $     --             $     287
  GNMA certificates.......................         3,224             38                  (10)                3,252
  FHLMC certificates......................           923             21                   --                   944
                                               ---------      ---------             --------             ---------
                                               $   4,425      $      68             $    (10)            $   4,483
                                               =========      =========             ========             =========

Investment Portfolio Maturities

         The following table sets forth the scheduled maturities, carrying values and average yields for the Bank's investment securities classified as held-to-maturity and available-for-sale at September 30, 1999.

                                                         Carrying Value Maturing for Held-to-Maturity Investment Securities
                                                                                  At September 30, 1999
                                   -------------------------------------------------------------------------------------------------
                                      One Year or Less        One to Five Years       Five to Ten Years          More than Ten Years
                                   --------------------    ---------------------     ----------------------     --------------------
                                   Carrying     Average    Carrying      Average     Carrying       Average     Carrying    Average
                                     Value      Yield       Value         Value        Value         Yield       Value      Yield
                                                                                  (Dollars in Thousands)
Municipal obligations.............. $  --      $   --      $  507         4.73         $ 596          4.95       $ 503      4.65
Stock in Federal Home Loan Bank
  (no stated maturity).............   664        6.50          --           --            --            --          --        --
                                    -----      ------      ------         ----         -----          ----       -----      ----
    Total ......................... $ 664        6.50%     $  507         4.73%        $ 596          4.95%      $ 503      4.65%
                                    =====      ======      ======         ====         =====          ====       =====      ====

                                   ---------------------
                                   Investment Securities
                                   ---------------------
                                   Carrying    Average
                                    Value      Yield
                                  (Dollars in Thousands)
Municipal obligations..............  $1,606      4.79
Stock in Federal Home Loan Bank
  (no stated maturity).............     664      6.50
                                     ------      ----
    Total .........................  $2,270      4.89%
                                     ======      ====

                                                   Estimated Market Value Maturing for Available-for-Sale Investment Securities
                                                                                  At September 30, 1999
                                   -------------------------------------------------------------------------------------------------
                                      One Year or Less        One to Five Years       Five to Ten Years          More than Ten Years
                                   --------------------    ---------------------     ----------------------     --------------------
                                   Carrying     Average    Carrying      Average     Carrying       Average     Carrying    Average
                                     Value      Yield       Value         Value        Value         Yield       Value      Yield
                                     -----      -----       -----         -----        -----         -----       -----      -----
                                                                                  (Dollars in Thousands)
U.S. Government agencies........... $  --          --      $  963         5.70        $7,170          6.36      $2,802      6.88
Money market investments/
  mutual funds (no stated maturity)   804        5.27          --           --            --            --          --        --
                                    -----      ------      ------         ----         -----          ----       -----      ----

    Total ......................... $ 804        5.27%     $  963         5.70%       $7,170          6.36%      $2,802     6.88%
                                    =====      ======      ======         ====         =====          ====       =====      ====

                                   Investment Securities
                                   ---------------------
                                   Carrying    Average
                                    Value      Yield
                                    -----      -----
                                 (Dollars in Thousands)
U.S. Government agencies...........  $10,935     6.44
Money market investments/
  mutual funds (no stated maturity)      804     5.27
                                     ------      ----

    Total .........................  $11,739     6.39%
                                     ======      ====

Subsidiary Activities

         The Bank's only service corporation subsidiary - Pekin Financial Service Corporation (the "Service Corporation") was incorporated in March 1988, as an Illinois corporation. The Service Corporation is a wholly-owned subsidiary of the Bank. The principal business of the Service Corporation is travel agency services to the public. The Service Corporation reported net income of $26,000 for the year ended September 30, 1999 and $54,000 for the year ended September 30, 1998. The Bank's investment in the Service Corporation was $5,000 at September 30, 1999, and the Service Corporation had total assets and stockholder's equity of $390,000 and $355,000, respectively, at that date.

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

         The Bank does not offer premiums to attract or retain deposits. Because of a decline in market interest rates generally, the Bank has been able to lower the interest rates on its deposit accounts, thereby lowering its cost of funds. In addition, the Bank currently does not offer 3-month certificates of deposit resulting in lower-cost deposits as investors have rolled-over funds into lower-yielding passbook savings accounts and money market funds.

         Certificates of deposit with principal amounts of $100,000 or more constituted $4.5 million, or 6.0% of the Bank's total deposits at September 30, 1999. These deposits include deposits from various entities and individuals. These deposits may be more volatile than other deposit accounts and may impact the Bank's cost of funds, liquidity and funds available for lending if one or more depositors withdraw their funds from the Bank.

Savings Portfolio

         Savings deposits in the Bank as of September 30, 1999, were represented by the various types of savings programs described below.

Weighted
Average                                                                                                 Percentage
Interest    Minimum                                                             Minimum                  of Total
 Rate       Term                Category                               Amount           Balance          Savings
 ----       ----                --------                               ------           -------          -------
                                                                                     (In Thousands)

                                                            Demand Accounts
                                                            ---------------
0.89%     None                  NOW Accounts                          $   100           $ 4,058             5.4%
2.25      None                  Passbook and Club Accounts                 25             7,916            10.5
2.74      None                  Money Market Accounts                   2,500             3,177             4.2
4.80      None                  Money Maximizer                        20,000             4,347             5.8
                                                                                        -------            ----
                                                                                        $19,498            25.9%
                                                                                        -------            ----
                                                        Certificates of Deposit
                                                        -----------------------
3.07       6 months             Fixed term, fixed rate                  1,000           $     3              .1%
4.74      12 months             Fixed term, fixed rate                  1,000             7,576            10.0
          5.1415 months         Fixed term, fixed rate                  5,000             6,247             8.3
          5.8621 months         Fixed term, fixed rate                  5,000             5,877             7.8
5.25      24 months             Fixed term, fixed rate                  1,000             3,838             5.1
5.76      36 months             Fixed term, fixed rate                  1,000             2,183             2.9
6.12      48 months             Fixed term, fixed rate                  1,000             1,875             2.5
6.36      60 months             Fixed term, fixed rate                  1,000            13,131            17.4
2.51      96 months             Fixed term, fixed rate                    500               115             0.2
5.18      Various               IRA                                        50             6,596             8.7
          6.199 months          Fixed term, fixed rate                  1,000               976             1.3
          5.4013 months         Fixed term, fixed rate                  5,000               635             0.8
          5.5217 months         Fixed term, fixed rate                  5,000               879             1.2
          6.2323 months         Fixed term, fixed rate                  5,000             2,874             3.8
          5.4425 months         Fixed term, fixed rate                  5,000             3,008             4.0
                                                                                        -------           -----
                                                                                         55,813            74.1
                                                                                        -------           -----

                                                                                        $75,311           100.0%
                                                                                        =======           =====

         Certificates of Deposit. The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 1999.

                                                  At September 30, 1999
                                                  ---------------------
                                                     (In Thousands)
Three months or less.............................       $   100
Three through six months.........................           308
Six through twelve months........................         2,142
Over twelve months...............................         1,991
                                                        -------
                  Total..........................       $ 4,541
                                                        =======

         Savings Deposit Activity. The following table sets forth the savings activities of the Bank for the years indicated:

                                                                           At September 30,
                                                              -----------------------------------------
                                                                 1999                           1998
                                                              ---------                      ----------
                                                                           (In Thousands)
Deposits...........................................           $ 139,444                      $  103,664
Withdrawals........................................             136,682                         105,655
                                                              ---------                      ----------
Net increase (decrease) before interest
      credited.....................................               2,762                           1,991
Interest credited..................................               2,758                           2,723
                                                              ---------                      ----------

    Net increase in savings deposits...............           $   5,520                      $      732
                                                              =========                      ==========

         In the unlikely event of liquidation of the Bank, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the stockholders of the Bank. Substantially all of the Bank's depositors are residents of Illinois.

         Borrowings. Savings deposits are the primary source of funds of the Bank's lending and investment activities and for its general business purposes. The Bank, if the need arises, may rely upon advances from the FHLB of Chicago and the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by the Bank's stock in the FHLB and a portion of the Bank's first mortgage loans. At September 30, 1999, the Bank had $11.5 million in advances outstanding from the FHLB. The Bank does not have any other short-term or long-term borrowings outstanding.

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

         Based on total assets, at September 30, 1999, the Bank was the second largest savings institution headquartered in its market area, consisting of Mason and Tazewell counties.

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

         Under Illinois law, savings banks are required to maintain a minimum core capital to total assets ratio of 3%. The Commissioner is authorized to require a savings bank to maintain a higher minimum capital level if the Commissioner determines that the savings bank's financial condition or history, management or earnings prospects are not adequate. If a savings bank's core capital ratio falls below the required level, the Commissioner may direct the savings bank to adhere to a specific written plan established by the Commissioner to correct the savings bank's capital deficiency, as well as a number of other restrictions on the savings bank's operations, including a prohibition on the declaration of dividends by the savings bank's board of directors. As a matter of policy, the Commissioner requires that savings associations that convert to savings banks under the SBA have a minimum core capital to assets ratio of 6%. At September 30, 1999, the Bank's regulatory core capital ratio was 7.3% of total adjusted assets, which exceeded the required amount.

         Under Illinois law, a savings bank may make both secured and unsecured loans. However, loans for business, corporate, commercial or agricultural purposes, whether secured or unsecured, may not in the aggregate exceed 15% of a savings bank's total assets unless authorized by the Commissioner. With the prior written consent of the Commissioner, savings banks may also engage in real estate development activities, provided that the total investment in any one project may not exceed 15% of total capital, and the total investment in all projects may not exceed 50% of total capital. The total loans and extensions of credit outstanding at one time, both direct and indirect, by a savings bank to any borrower may not exceed 15% of the savings bank's total capital. At September 30, 1999, the Bank did not have any loans-to-one borrower which exceeded this limitation. For information about the largest borrowers of the Bank, see "Lending Activities" above.

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

         Under  the  FDIC  rule   implementing  the  prompt   corrective  action
provisions, a bank that has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater, and is not subject toany written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure is deemed to be "well-capitalized." A bank that has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater and a leverage ratio of 4.0% or greater (or a greater ratio of 3.0% or greater if the bank is rated composite "1" under the CAMEL rating system and is not experiencing or anticipating significant growth) and does not meet the definition of a "well-capitalized" bank is considered to be "adequately capitalized." A bank that has a total risk-based capital of less than 8.0% or has a Tier 1 risk-based capital ratio that is less than 4.0% (or a leverage ratio that is less than 3.0% if the Bank is rated a composite "1" under the CAMEL rating system) is considered "undercapitalized." A bank that has total risk-based capital ratio of less than 6.0%, or a Tier 1 risk-based capital ratio that is less than 3.0% or a leverage ratio that is less than 3.0% is considered to be

"significantly undercapitalized," and a bank that has a ratio of tangible equity to total assets (core capital, such as common equity capital, and cumulative perpetual preferred stock minus all intangible assets, except for limited amounts of purchased mortgage servicing rights) to assets equal to or less than 2% is deemed to be "critically undercapitalized." Under the FDIC rule, the FDIC may reclassify a well-capitalized bank as adequately capitalized, and may require an adequately capitalized bank or an undercapitalized bank to comply with certain mandatory or discretionary supervisory actions as if the bank were in the next lower capital category (except that the FDIC may not reclassify a significantly undercapitalized bank as critically undercapitalized), if the FDIC determines the Bank is in an unsafe or unsound condition or the Bank has received and not corrected a less than satisfactory rating for any of the categories of asset quality, management, earnings or liquidity.

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

         The following table sets forth the Bank's regulatory capital position at September 30, 1999, as compared to the capital requirements to be well capitalized under the prompt corrective action provisions.

                                                                                  To Be Well Capitalized Under
                                                                                    Prompt Corrective Action
                                                             Actual                         Provisions
                                                         (In thousands)                   (In thousands)
                                                         --------------                   --------------
                                                   Amount            Ratio            Amount            Ratio
                                                   ------            -----            ------            -----
Total capital (to risk weighted assets)            $7,031            17.6%            $3,989             10%
Tier I capital (to risk weighted assets)            6,799            17.1%             2,393              6%
Tier I capital (to average assets)                  6,799             7.3%             4,623              5%

         The Company's consolidated capital ratios at September 30, 1999 were 17.8%, 17.1% and 7.4% for total capital (to risk-weighted assets), Tier 1 capital (to risk-weighted assets) and Tier 1 capital (to average assets), respectively.

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

         The Guidelines, among other things, require depository institutions to establish internal loan-to-value limits for real estate loans that are not in excess of the following supervisory limits: (i) for loans secured by undeveloped land, the supervisory LTV limit is 65% of the value of the collateral; (ii) for land development loans, the supervisory limit is 75%; (iii) for loans for the construction of commercial, multi-family or other nonresidential property, the supervisory limit is 80%; (iv) for loans for the construction of one- to four-family properties, the supervisory limit is 85%; and (v) for loans secured by other improved property (e.g. farmland, commercial property and other income-producing property including non-owner-occupied, one- to four- family property) the supervisory limit is 85%.

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

Accounting

         In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Presently, there are certain changes in assets and liabilities not reported in a statement that reports results of operations for the period in which they are recognized but instead are included in balances within a separate component of equity in a statement of financial position. Statements that contain these changes include SFAS No. 87, Employers' Accounting For Pensions, and SFAS No. 115, Accounting for Certain Debt and Equity Securities. SFAS No. 130 amends SFAS No. 87 and 115 to require that changes in the balances of items that under those statements are reported directly in a separate component of equity in a statement of financial position be reported in a financial statement that is displayed as prominently as other financial statements. Items required by accounting standards to be reported as direct adjustments to paid-in-capital, retained earnings, or other non-income equity accounts are not to be included as components of comprehensive income. SFAS No. 130 was effective for fiscal years beginning after December 15, 1997 with earlier application permitted. The Company has only one item of other comprehensive income and has elected to report comprehensive income in the consolidated statements of changes in stockholders' equity, with reclassification of 1998 amounts.

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

Federal Home Loan Bank System

         The Bank is a member of the FHLB-Chicago, which is one of the 12 regional Federal Home Loan Banks. As a member of the FHLB, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 1/20 (or such greater fraction as established by the FHLB) of outstanding FHLB advances. At September 30, 1999, the Bank had $663,900 in FHLB stock, which was in compliance with this requirement. In past years the Bank has received dividends on its FHLB stock. Over the past two years such dividends have averaged 6.6%, and were 6.5% for the fiscal years ended September 30, 1999 and 1998, respectively. All 12 Federal Home Loan Banks are required by law to provide financial assistance for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions could cause rates on the FHLB advances to increase and could affect adversely the level of FHLB dividends paid and the value of FHLB stock in the future.

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

         Under recently enacted legislation, the percentage of taxable income method has been repealed for years beginning after December 31, 1995. Pursuant to this legislation, the Bank will continue to be permitted to use the experience method, but will be required to recapture (i.e., take into income) over a six year period its applicable excess reserves, i.e., the balance of its reserves for losses on qualifying loans and non-qualifying loans, as of the close of the last tax year beginning before January 1, 1996, over the greater of
(a) the balance of such reserves as of December 31, 1987 (pre-1988  reserves) or
(b) an amount that would have been the balance of such reserves as of the close of the last tax year beginning before January 1, 1996 had the bank always computed the additions to its reserves using the experience method. Postponement of the recapture is possible for a two-year period if an institution meets a minimum level of mortgage lending for 1997 and 1998. As of September 30, 1999, the Bank's bad debt reserve subject to recapture over a four-year period totaled approximately $78,000.

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

Personnel

         As of September 30, 1999, the Bank and its subsidiary had a total of 29 full-time and 18 part-time employees. None of the Bank's employees is represented by a collective bargaining group. Management believes its relationship with the Bank's employees is good.

ITEM 2. PROPERTIES

Properties

         The Bank conducts business through its main office located in Pekin, Illinois, and one branch office located in Manito, Illinois. The following table sets forth certain information concerning the main office and the Bank's branch office at September 30, 1999. The aggregate net book value of the Bank's premises and equipment was $988,000 at September 30, 1999. The Bank believes that its current facilities are adequate to meet the present and immediately foreseeable needs of the Bank.

Location                 Year Opened                   Owned or Leased
--------                 -----------                   ---------------

601-617 Court St.           1969                            Owned
Pekin, IL 61554

108 South Adams Street      1979                            Owned
Manito, IL 61546


         The Bank's accounting and record keeping activities are maintained on an on-line base with an independent service bureau. The Bank owns data processing equipment it uses for its internal processing needs. The net book value of such data processing equipment at September 30, 1999, was $128,000.

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

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders, through this solicitation of proxies or otherwise, during the quarter ended September 30, 1999.

                                     PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

         The "Stockholder Information" section of the annual report to stockholders for the fiscal year ended September 30, 1999 (the "Annual Report to Stockholders") is incorporated herein by reference. No other sections of the Annual Report to Stockholders are incorporated herein by this reference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Annual Report to Stockholders is incorporated herein by reference. No other sections of the Annual Report to Stockholders are incorporated herein by this reference.

ITEM 7. FINANCIAL STATEMENTS

         Pages  16  through  44  of  the  Annual  Report  to  Stockholders   are
incorporated herein by reference. No other sections of the Annual Report to Stockholders are incorporated herein by this reference.

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

                                    PART III

ITEM 9. DIRECTORS AND PRINCIPAL OFFICERS OF THE BANK

         (a) Information concerning the directors of the Company is incorporated herein by reference hereunder in the Proxy Statement.

         (b) Set forth below is information concerning the principal executive officers of the Company.

Name                          Age          Positions Held With the Company
----                          ---          -------------------------------

James A. Crafton              58           Vice President - Installment Loans

Lisa M. Harness               42           Vice President - Loan Servicing

David E. Riley                38           Vice President - Mortgage Loans

Eugene Van Vooren             67           Vice President and Treasurer

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

ITEMS 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)(1) Financial Statements

         The following information appearing in the Registrant's Annual Report to Stockholders for the year ended September 30, 1999, is incorporated by reference in this Annual Report on Form 10-KSB as Exhibit 13.

Annual Report Section

Independent Auditor's Report

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Changes in
Stockholders' Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

         With the exception of the aforementioned information, the Registrant's Annual Report to Stockholders for the year ended September 30, 1999 is not deemed filed as part of this Annual Report on Form 10-KSB.

         (a)(2) Financial Statement Schedules

         All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

         (b) Reports on Form 8-K:

         The Company did not file any Current Reports on Form 8-K with the Securities and Exchange Commission during the last quarter of the fiscal year ended September 30, 1999.

         (c) Exhibits

                                                                           Reference to Prior
                                                                           Filing or Exhibit
Regulation S-K                                                             Number Attached
Exhibit Number                    Document                                       Hereto
--------------                    --------                                       ------
     2                  Plan of Acquisition
                        or Reorganization                                       None

     3                  Articles of Incorporation                               3.1

     3                  Bylaws                                                  3.2

     4                  Instruments defining the rights                         3.1
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

    18                  Letter re: change in accounting principles              None

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

    99                  Additional Exhibits                                     None

*Filed as exhibits to the Registrant's Application for Approval of Conversion on Form AC, filed with the Office of Thrift Supervision on June 30, 1992, as amended on August 7, 1992. All such previously filed documents is are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         PROGRESSIVE BANCORP, INC.

Date: December 27, 1999                  By: /s/ Arthur E. Krile, Jr.
                                             ------------------------
                                         Arthur E. Krile, Jr.
                                         President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Arthur E. Krile, Jr              By: /s/ Eugene Van Vooren
    -------------------------------          ---------------------------------
    Arthur E. Krile, Jr.                     Eugene Van Vooren
    President, Chief Executive Officer       Vice President and Treasurer
    and Director                             (Principal Executive Officer)
    (Principal Financial Officer)

Date: December 27, 1999                  Date: December 27, 1999


By: /s/ William J. Leman                 By: /s/ R.H. More
    -------------------------------          ---------------------------------
    William J. Leman                         R.H. More
    Director                                 Vice Chairman of the Board and
                                             Director

Date: December 27, 1999                  Date: December 27, 1999


By: /s/ John L. Steger                   By: /s/ James S. Wolf
    -------------------------------          ---------------------------------
    John L. Steger                           James S. Wolf
    Director                                 Chairman of the Board and Director

Date: December 27, 1999                  Date: December 27, 1999


By: /s/ Patrick E. Oberle                By: /s/ E. Glen Rittenhouse
    -------------------------------          ---------------------------------
    Patrick E. Oberle                        E. Glen Rittenhouse
    Director                                 Senior Vice President, Secretary
                                             and Director

Date: December 27, 1999                  Date: December 27, 1999