Form 10QSB
period 1999-12-31
PROGRESSIVE BANCORP INC
filed 2000-02-15
CIK 1044610

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              450 5TH STREET, N.W.
                             WASHINGTON, D. C. 20549



                                   FORM 10-QSB

     (Mark One) X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

                                       OR

 __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from           to          Commission File No. 0-23571


                            PROGRESSIVE BANCORP, INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                             36-4178818
          -----------                                          ------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

601-617 Court Street, Pekin, Illinois                            61554
-------------------------------------                           -------
(Address of principal executive office)                         (Zip Code)


Registrant's telephone number, including area code (309)-347-5101
                                                    -------------

Not applicable
-----------------------------------------------------------------
(Former name,former address and former fiscal year, if changedsince last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

     Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.


                     Class                         Outstanding December 31, 1999
               ----------------                    -----------------------------
Common Stock, par value $.01per share                           174,473

                   PROGRESSIVE BANCORP, INC. AND SUBSIDIARIES



                                      INDEX


                                                                         Page
PART I.   FINANCIAL INFORMATION

         Item 1.      Financial Statements

                     Condensed Consolidated Balance Sheets as of
                        December 31, 1999 (Unaudited) and
                        September 30, 1999................................. ...1

                      Condensed Consolidated Statements of Income
                        (Unaudited) for the Three months ended
                         December 31, 1999 and 1998............................2

                      Condensed Consolidated Statements of Cash Flows
                        (Unaudited) for the Three months ended
                         December 31, 1999 and 1998............................4

                      Notes to Condensed Consolidated Financial Statements.....5

         Item 2.      Management's Discussion and Analysis of Financial
                         Condition and Results of Operations...................6


PART II.  OTHER INFORMATION

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                   PROGRESSIVE BANCORP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)




                                                                                 December 31,
                                                                                     1999           September 30,
                                                                                  (Unaudited)           1999
                                                                                 ------------       -------------
                                     Assets

Cash and amounts due from banks                                                   $    1,697        $    1,714
Interest-bearing deposits                                                              3,740             2,655
Money market investments and investment securities:
     Held-to-maturity, at amortized cost (estimated fair
         value of $2,224 and $2,244, respectively)                                     2,271             2,270
     Available-for-sale, at fair value                                                12,024            11,738
Mortgage-backed securities:
     Held-to-maturity, at amortized cost (estimated fair
         value of $548 and $842, respectively)                                           544               835
     Available-for-sale, at fair value                                                 8,779             9,207
Loans receivable, net of allowance for loan loss of
     $243 and $239, respectively                                                      64,122            63,054
Other assets                                                                           2,843             2,737
                                                                                 -----------         ----------


Total assets                                                                     $   96,020          $   94,210
                                                                                 ==========          ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                         $    78,661         $  75,311
Borrowed funds                                                                        10,000            11,500
Accrued expenses and other liabilities                                                 1,069             1,045
                                                                                  ----------        ----------

                  Total liabilities                                                   89,730            87,856
                                                                                  ----------        ----------

Stockholders' equity:
     Serial preferred stock, $.10 par value, 50,000 shares
         authorized, no shares issued and outstanding                                     -                 -
     Common stock, $.01 par value, 250,000 shares authorized,
         174,473 shares issued at December 31, 1999 and
         September 30, 1999                                                                2                 2
     Paid-in surplus                                                                   1,430             1,430
     Retained earnings, substantially restricted                                       6,865             6,722
     Accumulated other comprehensive loss, net of taxes                                 (707)             (500)
                                                                                  ----------        ----------
                                                                                       7,590             7,654
     Treasury stock, 25,000 shares at cost                                            (1,300)           (1,300)
                                                                                  ----------        ----------

                  Total stockholders' equity                                           6,290             6,354
                                                                                  ----------        ----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $   96,020        $   94,210
                                                                                  ==========        ==========


See accompanying notes to condensed consoldiated financial statements

                   PROGRESSIVE BANCORP, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (In Thousands, Except Income Per Share Data)

                                   (Unaudited)



                                                                                          Three Months Ended
                                                                                             December 31,
                                                                                          1999              1998
                                                                                         -----              -----

Interest income
     Loans receivable:
         First mortgage loans                                                        $        965    $         927
         Other loans                                                                          290              284
     Mortgage-backed securities                                                               154              110
     Interest-bearing deposits                                                                 50               49
     Money market investments and investment securities                                       238              174
                                                                                     ------------    -------------

                  Total interest income                                                     1,697            1,544
                                                                                     ------------    -------------


INTEREST ON DEPOSITS                                                                          937              884


INTEREST ON BORROWED FUNDS                                                                    145              138
                                                                                     ------------    -------------

                  Total interest expense                                                    1,082            1,022
                                                                                     ------------    -------------

                  Net interest income                                                         615              522


PROVISION FOR LOAN LOSSES                                                                       5                4
                                                                                     ------------    -------------

                  Net interest income after provision
                      for loan losses                                                         610              518
                                                                                     ------------    -------------


NONINTEREST INCOME
     Travel agency fees, net of direct costs                                                   49               56
     Net gain on sales of loans held-for-sale                                                   7               -
     Loan origination fees                                                                     24               35
     Other                                                                                     89               69
                                                                                     ------------    -------------

                  Total noninterest income                                                    169              160
                                                                                     ------------    -------------


NONINTEREST EXPENSE
     Compensation and benefits                                                                306              279
     Other operating expenses                                                                 251              307
                                                                                     ------------    -------------

                  Total noninterest expense                                                   557              586
                                                                                     ------------    -------------

                   PROGRESSIVE BANCORP, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (In Thousands, Except Income Per Share Data)

                                   (Unaudited)



                                                                                          Three Months Ended
                                                                                             December 31,
                                                                                          1999            1998
                                                                                          ----            ----

                  Income before income taxes and
                      cumulative effect of change
                      in accounting principle                                        $        222    $         92


INCOME TAXES                                                                                   79              34
                                                                                     ------------     -----------

                  Income before cumulative effect of
                      change in accounting principle                                          143              58


CUMULATIVE EFFECT ON PRIOR YEARS
     (TO SEPTEMBER 30, 1998) OF EXPENSING
     ORGANIZATIONAL COSTS AS INCURRED,
     NET OF INCOME TAXES OF $21                                                                -               33
                                                                                     ------------    ------------


NET INCOME                                                                           $        143    $         25
                                                                                     ============    ============


BASIC INCOME PER SHARE
     Before cumulative effect of accounting change                                   $        .96    $        .39
     Accounting change                                                                         -            (.22)
                                                                                     ------------    ------------

     Basic income per share                                                          $        .96    $        .17
                                                                                     ============    ============


DILUTED INCOME PER SHARE
     Before cumulative effect of accounting change                                   $        .93    $        .37
     Accounting change                                                                         -            (.21)
                                                                                     ------------    ------------

     Diluted income per share                                                        $        .93    $        .16
                                                                                     ============    ============


WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING
         Basic                                                                            149,473         149,473
                                                                                     ============    ============

         Diluted                                                                          153,850         154,712
                                                                                     ============    ============

                      See accompanying notes to condensed consolidated financial statements.

                   PROGRESSIVE BANCORP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                   (Unaudited)



                                                                                           Three Months Ended
                                                                                              December 31,
                                                                                           1999           1998
                                                                                           ----           ----

CASH FLOWS FROM OPERATING ACTIVITES
     Net cash provided by (used in) operating activities                               $      133      $     (20)
                                                                                       ----------      ----------


CASH FLOWS FROM INVESTING ACTIVITIES
     Principal received on mortgage-backed securities                                         634             816
     Proceeds from the maturity of investment securities                                       -            2,000
     Purchase of investment securities                                                       (500)        (1,997)
     Purchase of mortgage-backed securities                                                    -            (492)
     Net (increase) decrease in loans receivable                                           (1,073)             47
                                                                                       ----------      ----------

                  Net cash provided by (used in) investing
                      activities                                                             (939)           374
                                                                                       ----------      ---------


Cash flows from financing activities
     Net increase in deposits                                                               3,350          2,079
     Proceeds from FHLB advances                                                              500             -
     Repayment of FHLB advances                                                            (2,000)            -
     Other                                                                                     24            198
                                                                                       ----------      ---------

                  Net cash provided by financing activities                                 1,874          2,277
                                                                                       ----------      ---------


NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   1,068          2,631


CASH AND CASH EQUIVALENTS AT BEGINNING
     OF PERIOD                                                                              4,369          3,947
                                                                                       ----------     ----------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $    5,437      $   6,578
                                                                                       ==========      =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the periods for:
         Interest on deposits and borrowed funds                                       $    1,086      $   1,022
                                                                                       ==========      =========
         Income taxes, net of refunds                                                  $       58      $     194
                                                                                       ==========      =========


SUPPLEMENTAL DISCLOSURES ON NONCASH
     INVESTING ACTIVITIES
     Transfers from loans to real estate acquired through
         foreclosure                                                                   $       -       $      57
                                                                                       ==========      =========


     See accompanying notes to condensed consolidated financial statements.

                   PROGRESSIVE BANCORP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The Company's unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management of the Company, however, the consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) which are necessary to present fairly the consolidated financial position and the consolidated results of operations of the Company. The consolidated results of operations for the three month periods ended December 31, 1999 and 1998 are not necessarily indicative of the results which may be expected for an entire year.


NOTE 2 - EARNINGS PER COMMON SHARE

Basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted income per share is computed based upon the weighted average number of shares outstanding during the period plus the shares that would be outstanding assuming the exercise of the dilutive stock options.


NOTE 3 - YEAR 2000 COMPLIANCE

Like most entities, the Company and its subsidiaries may be exposed to risks associated with Year 2000 dating problems. This problem affects computer software and hardware; transactions with customers, vendors, and other entities; and equipment dependent on microchips. The Company recognizes that Year 2000 dating problems pose a risk beyond January 1, 2000 as errors may not become evident until after that date. The Company has performed the remediation steps it believes necessary to address Year 2000 dating problems. It is not possible for any entity to guarantee the results of its own remediation efforts or to accurately predict the impact of Year 2000 dating problems on third parties with which the Company does business. If remediation efforts of the Company or third parties with which it does business are not successful, it is possible the Year 2000 dating problem could negatively impact the Company's consolidated financial condition and results of operations. The Company does not believe any significant Year 2000 dating problems have occurred.


NOTE 4 - COMPREHENSIVE INCOME

Total comprehensive income (loss), which was comprised of net income and net change in unrealized gain (loss) on available-for-sale securities, was approximately $(64,000) and $49,000 for the three months ended December 31, 1999 and 1998, respectively.

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


FINANCIAL CONDITION

Total assets increased $1.8 million or 1.9 percent from September 30, 1999 to December 31, 1999. Interest-bearing deposits increased $1.1 million or 40.9 percent from September 30, 1999 to December 31, 1999. All mortgage-backed securities decreased $719,000 or 7.2 percent from September 30, 1999 to December 31, 1999. Loans receivable, net, increased $1.1 million or 1.7 percent for this period. Deposits increased $3.4 million or 4.5 percent from September 30, 1999 to December 31, 1999 resulting from the offering of certificate of deposit products at premiums to attract and retain deposits. Borrowed funds decreased $1.5 million or 13.0 percent from September 30, 1999 to December 31, 1999. The Company used part of its deposit flows increase to repay outstanding overnight borrowed funds. Also, a portion of the increase was used to fund mortgage loans. With interest rates increasing, borrowers elected to close loans before any further increases might price them out of the market, resulting in the increase to net loans receivable.


CAPITAL

Total equity decreased $64,000 or 1.0 percent to $6.3 million during the three months ended December 31, 1999. Total equity includes $707,000 in net unrealized losses on available-for-sale securities, net of taxes at December 31, 1999. The Company has elected to carry the majority of its investment securities in the "available-for-sale" category. The recent increase in interest rates has caused the value of these investments to decrease. The Company intends to allocate the proceeds of sales of investment securities to higher yielding mortgage and commercial loans as demand for such loans and market conditions dictate. The FDIC requires that the Company meet minimum amounts and ratios of total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I Capital (as defined) to average assets (as defined). As of December 31, 1999, the Company had total capital of $7.2 million or 17.7 percent of risk-weighted assets and Tier I Capital of $7.0 million or 17.1 percent of risk-weighted assets or 7.5 percent of average assets. As of December 31, 1999, the Company was in full compliance with all three minimum capital requirements.


LIQUIDITY

FDIC regulations require that savings banks maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, and specified United States Government, state, or federal agency obligations) equal to a monthly average of not less than 5 percent of its net withdrawable deposits plus short-term borrowing. At December 31, 1999, the Company's average liquidity position was $18.6 million or 22.5 percent compared to $15.3 million or 19.4 percent at September 30, 1999. The Company adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes escrowed on mortgage loans, repayment of borrowings, when applicable, and loan commitments. The Company also adjusts liquidity as appropriate to meet its asset, liability, and management objectives.

                              RESULTS OF OPERATIONS


INTEREST INCOME

Interest income increased 9.9 percent or $153,000 for the three months ended December 31, 1999, compared to the three months ended December 31, 1998. The increase in interest income for the three months ended December 31, 1999 reflected an increase in average interest-earnings assets to $92.2 million from $84.5 million for a 9.1 percent increase or $7.7 million for the three months ended December 31, 1999, compared to the three months ended December 31, 1998. The average yields on interest-earnings assets of 7.59 percent for the three months ended December 31, 1999 was unchanged from the 7.59 percent for the three months ended December 31, 1998.


INTEREST EXPENSE

Interest expense increased 5.9 percent or $60,000 for the three months ended December 31, 1999, compared to the three months ended December 31, 1998. The increase was due to an increase in average deposits of 9.5 percent or $6.7 million from $70.7 million to $77.4 million. Average borrowed funds increased $900,000 or 9.5 percent to $10.4 million for the three months ended December 31, 1999, compared to $9.5 million for the three months ended December 31, 1998. Helping to offset this increase, the average cost of the deposits and borrowed funds decreased to 4.89 percent from 5.09 percent for the three months ended December 31, 1999, compared to the three months ended December 31, 1998. The Company continues to offer "Certificate Specials" at premiums to attract and retain deposits. This limits higher rates being paid on all the Company's deposit and certificate accounts.


NET INTEREST INCOME

Net interest income increased 17.8 percent or $93,000 for the three months ended December 31, 1999, compared to the three months ended December 31, 1998. The Company had an increase in mortgage loan originations even as mortgage interest rates increased for the three months ended December 31, 1999, compared to the three months ended December 31, 1998. Refinances of existing mortgages decreased because of higher mortgage interest rates for the respective three months ended December 31, 1999 and December 31, 1998. This helped to maintain the overall mortgage portfolio yield. Also, increases in the balances of other earning assets, mortgage-backed securities, and money market investments and investment securities, at higher interest rates, helped to maintain the Company's interest rate spread. The Company, by offering "Certificate Specials," has been able to reduce the cost of deposits and borrowed funds for the three months ended December 31, 1999, compared to the three months ended December 31, 1998. The above factors contributed to the increase in the Company's net interest spread to 2.70 percent from 2.50 percent for the comparable three months ended December 31, 1999 and December 31, 1998.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $5,000 for the three months ended December 31, 1999, compared to $4,000 for the three months ended December 31, 1998. Provisions for losses on first mortgage loans and real estate sold on contract are charged to operations when the loss becomes probable and estimable, based upon the Bank's past loan loss experience, known and inherent risk in the portfolio, estimated values of the underlying collateral, and current and prospective economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance for loan losses based on their judgment of information available to them at the time of their examination.


NONINTEREST INCOME

Noninterest income increased 5.6 percent or $9,000 for the three months ended December 31, 1999, as compared to the three months ended December 31, 1998. Net gains on sales of loans held-for-sale were $7,000 for the three months ended December 31, 1999, compared to no gain for the three months ended December 31, 1998. Because of the decrease in loan refinances, loan origination fees for the three months ended December 31, 1999 were $11,000 less than for the three months ended December 31, 1998.


NONINTEREST EXPENSE

Noninterest expense decreased 4.9 percent or $29,000 for the three months ended December 31, 1999, compared to the three months ended December 31, 1998. The Company's compensation and benefits cost increased 9.7 percent or $27,000 for the three months ended December 31, 1999, compared to the three months ended December 31, 1998. Compensation costs increased primarily due to the addition of a commercial loan officer. To enable Pekin Savings Bank, a wholly owned subsidiary of the Company, to enhance its business opportunities and better serve the community, a commercial loan department was established during the three months ended December 31, 1999. Employee benefits costs increased 32.6 percent or $15,000 for the three months ended December 31, 1999, compared to the three months ended December 31, 1998. The increase resulted from the Company changing its officer insurance coverage and changing insurance carriers. Other expenses decreased 18.2 percent or $56,000 for the comparable three months ended December 31, 1999 and December 31, 1998. This was primarily a result of one-time expenses related to the Company's on-line conversion costs incurred for the three months ended December 31, 1998.


NET INCOME

Net income increased 472.0 percent or $118,000 for the comparable three months ended December 31, 1999 and 1998. Contributing to the increase, the Company's net interest income increased 17.8 percent or $93,000 for the comparable three months ended December 31, 1999 and 1998. The Company, during the three months ended December 31, 1998, incurred costs associated with the on-line conversion of $107,000 and expensed $33,000 of unamortized organizational costs, net of income taxes, associated with the formation of the Company's bank holding company in October 1997. These costs were not present for the three months ended December 31, 1999.

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


                                              PROGRESSIVE BANCORP, INC.
                                                (Registrant)


DATE: February 14, 2000                BY:      /s/ Arthur E. Krile, Jr.
                                                ----------------------------
                                                Arthur E. Krile, Jr., President
                                                   and Chief Executive Officer